Form 10-Q
period 1995-03-31
FIRST STATE FINANCIAL SERVICES INC
filed 1995-05-15
CIK 820240

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-Q

          Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For Quarter Ended    March 31, 1995

Commission File Number    0-16329

     First State Financial Services, Inc.
 (Exact name of registrant as specified in its charter)

      Delaware                           22-2823506
 (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)     Identification Number)

      1120 Bloomfield Avenue, CN 2449, West Caldwell,
      New Jersey 07007-2449
 (Address of principal executive offices)

            (201) 575-5800
 (Registrant's telephone number, including area code)

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X    No

Indicate the number of shares outstanding of each of the issuer's class of common stock at March 31, 1995:

          3,849,062 shares of common stock, par value $.01.

              FIRST STATE FINANCIAL SERVICES, INC.

                               INDEX

                                                                  Page
                                                                Number

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (unaudited)


               Consolidated Balance Sheets,
               March 31, 1995 and
               September 30, 1994                                    3


               Consolidated Statements of Operations,
               three and six months ended March 31,
               1995 and 1994                                         4


               Consolidated Statements of Cash Flows,
               six months ended March 31,
               1995 and 1994                                         5


               Notes to Consolidated Financial
               Statements                                            6



     Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                            7




PART II.        OTHER INFORMATION                                   21

PART I. FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

              FIRST STATE FINANCIAL SERVICES, INC.
                    Consolidated Balance Sheets
                            (in thousands)
                                                March 31,    September 30,
                                                    1995             1994
                                                ----------    -------------
                                                        (unaudited)
ASSETS
Cash on hand and in banks                       $  16,177       $  13,137
Federal funds sold                                      -           1,000
Investment securities available for sale            8,047          17,639
Investment securities, at cost                     26,297          19,769
Federal Home Loan Bank stock, at cost               3,715           3,005
Loans receivable, net                             488,937         443,319
Mortgage loans held for resale, at market           1,350           3,095
Mortgage-backed securities, at cost                17,264          18,751
Accrued interest receivable                         4,243           3,111
Office properties and equipment, net               10,165          10,318
Real estate owned                                  10,255          10,004
Cost in excess of fair value of
   net assets acquired                              2,510           2,777
Other assets                                       14,886          15,677
                                                ----------      ----------
                                                $ 603,846       $ 561,602
                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                        $ 542,562       $ 488,151
Borrowed money                                     17,331          31,738
Advance payments by borrowers for
taxes and insurance                                 3,194           2,770
Accrued expenses and other liabilities              1,005             970
                                                ----------      ----------
  Total liabilities                               564,092         523,629
                                                ----------      ----------
Stockholders' Equity:
  Preferred stock, $.01 par value,
    2 million shares authorized;
    none issued                                         -               -
Common stock, $.01 par value,
    8 million shares authorized;
    3,849,062 issued and outstanding                   38           2,711
  Paid-in capital                                  20,820          18,088
  Retained income                                  19,050          17,453
  Less: Net unrealized loss on securities
     classified as available for sale                (154)           (279)
                                                ----------      ----------
    Total stockholders' equity                     39,754          37,973
                                                ----------      ----------
                                                $ 603,846       $ 561,602
                                                ==========      ==========

              FIRST STATE FINANCIAL SERVICES, INC.
               Consolidated Statements of Income
              (in thousands, except per share data)
                                                Three months ended         Six months ended
                                                     March 31,                March 31,
                                                    1995       1994         1995       1994
                                                ---------  ---------    ---------  ---------
Interest income:
   Interest on mortgage loans                     $8,039   $  6,038     $ 15,530   $ 12,435
   Interest on consumer and commercial loans       1,998      1,375        3,800      2,711
   Interest on mortgage-backed securities            311        430          630        906
   Interest on investments available for sale        117        250          224        467
   Interest on investment securities                 442        312          873        528
                                                ---------  ---------    ---------  ---------
      Total interest income                       10,907      8,405       21,057     17,047
                                                ---------  ---------    ---------  ---------
Interest expense:
   Interest on deposits                            4,971      3,140        9,297      6,360
   Interest on borrowed money                        267         11          522         29
                                                ---------  ---------    ---------  ---------
      Total interest expense                       5,238      3,151        9,819      6,389
                                                ---------  ---------    ---------  ---------
      Net interest income                          5,669      5,254       11,238     10,658
Provision for loan losses                            300        222          500        792
                                                ---------  ---------    ---------  ---------
Net interest income after provision for loan
   losses                                          5,369      5,032       10,738      9,866
                                                ---------  ---------    ---------  ---------
Other income:
   Loan fees and other loan charges                  824        512        1,524        970
   Service charges on deposit accounts               439        394          862        824
   Net gain on sales of loans                          5         27            6         56
   Net gain (loss) on sales of investments             1        135         (155)       137
Other                                                398         96          484        338
                                                ---------  ---------    ---------  ---------
      Total other income                           1,667      1,164        2,721      2,325
                                                ---------  ---------    ---------  ---------
Operating expenses:
Compensation and employee benefits                 1,826      1,939        3,626      3,820
   Premises and occupancy costs, net                 552        555        1,035      1,061
   Amortization of intangible assets                 134        134          268        268
   Loan expenses                                   1,018        392        1,828        812
   Data processing                                   291        241          553        513
   Advertising and promotion                         201        179          402        348
   Federal insurance premiums                        322        279          607        533
   Problem asset expenses, inclusive of
      Real Estate Owned writedowns                   464        357          627        682
   Other expenses                                    741        678        1,549      1,510
                                                ---------  ---------    ---------  ---------
      Total operating expenses                     5,549      4,754       10,495      9,547
                                                ---------  ---------    ---------  ---------
Income before income tax expense                   1,487      1,442        2,964      2,644
Income tax expense                                   499        407        1,015        700
                                                ---------  ---------    ---------  ---------
Net income                                      $    988   $  1,035     $  1,949   $  1,944
                                                =========  =========    =========  =========
Net income per share (note 3)                   $    .26   $    .27     $    .51   $    .51
                                                =========  =========    =========  =========

              FIRST STATE FINANCIAL SERVICES, INC.
              Consolidated Statements of Cash Flows
                       (in thousands)
                                                                    Six Months Ended
                                                                        March 31,
                                                                   1995            1994
                                                                --------         --------
                                                                       (unaudited)
OPERATING ACTIVITIES
Net income                                                      $ 1,949          $ 1,944
Adjustments to reconcile net income to net cash provided
   by operating activities:
Amortization of intangible assets                                   267              267
Depreciation                                                        483              424
Net amortization and accretion of loan fees and discounts           (84)            (114)
Net amortization of investment premium and discount                  23             (877)
Net amortization and accretion of MBS premium and discount          (27)             (64)
Increase in accrued interest receivable                          (1,132)             (66)
Net gain on sale of loans                                            (6)             (56)
Net loss (gain) on sales of investments                             155             (137)
Provisions for losses on loans                                      500              792
Decrease in other assets                                            791              525
Increase (decrease) in other liabilities                             35              (79)
                                                                --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,954            2,559
                                                                --------         --------
INVESTING ACTIVITIES
Net increase in loans, receivable                               (45,930)          (7,547)
Purchase of mortgage-backed securiti                                  -           (3,356)
Sale of mortgage-backed securities                                    -            5,207
Principal payments on mortgage-backed securities                  1,514            5,105
Proceeds from dispositions of real estate owned                   1,396            4,931
Office properties and equipment expenditures                       (330)            (198)
Purchase of investment securities                                (7,091)          (7,977)
Purchase of investment securities available for sale               (415)          (1,240)
Sale of investment securities available for sale                  7,677              400
(Purchase) redemption of Federal Home Loan Bank Stock              (710)             414
Proceeds from maturities of investment securities                 2,840               88
                                                                --------         --------
NET CASH USED BY INVESTING ACTIVITIES                           (41,049)          (4,173)
                                                                --------         --------
FINANCING ACTIVITIES
Net increase in deposits                                         54,411           10,336
Dividends paid on common stock                                     (352)            (159)
Principal repayments of borrowings                              (14,407)          (3,588)
Net increase in advance payments by borrowers                       424              217
Issuance of Ocean Independent Bank stock                             59                -
Purchase of Ocean Independent Bank stock                              -              (91)
                                                                --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        40,135            6,715
                                                                --------         --------
Increase in cash and cash equivalents                             2,040            5,101
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 14,137           12,891
                                                                --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $16,177          $17,992
                                                                ========         ========
CASH PAID DURING THE SIX MONTH PERIOD FOR:
Interest                                                        $ 9,695          $ 6,518
Income taxes                                                    $   988          $   320
NON-CASH TRANSFERS:
Loans classified as Real Estate Owned                           $ 1,647          $ 1,076
Classification of investments securities available for sale
     to investment securities                                   $ 2,300                -

Notes to Consolidated Financial Statements


1.      Presentation of Statements

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (all which were normal recurring accruals) necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results which may be expected for the entire year.

     First State Financial Services, Inc., (First State) is the holding company for First DeWitt Bank, (the Bank), its principal wholly-owned subsidiary. Audited consolidated financial statements for the year ended September 30, 1994 were filed with the Securities and Exchange Commission.


2.      Acquisitions

     On October 21, 1994, First State issued approximately 674,000 of its common stock in exchange for all of the outstanding common stock of Ocean Independent Bank (Ocean or OIB). This business combination has been accounted for as a pooling of interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of Ocean.


3.      Earnings Per Share

     Earnings per share information has been calculated by dividing the net income amounts by the weighted average number of shares outstanding throughout the periods. For the period(s) ended March 31, 1994, this calculation included the First State average shares in addition to the Ocean average shares factored in at the actual conversion ratio (1.271 shares of First State stock for each share of Ocean stock). For the period(s) ended March 31, 1995, the shares issued in connection with the business combination were considered outstanding for the entire period. Shares issuable under stock option plans have not been included in the calculation in either period as their effect was not material.

               FIRST STATE FINANCIAL SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


General

On October 21, 1994, First State Financial Services Inc., ("First State") issued approximately 674,000 shares of common stock in exchange for all of the outstanding common stock of Ocean Independent Bank ("OIB"). The business combination has been accounted for as a pooling of interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of OIB. OIB'S assets totaled $49.4 million at September 30, 1994.


Financial Condition

Total assets of First State Financial Services, Inc., were $603.8 million at March 31, 1995. This is an increase of $42.2 million in total assets since September 30, 1994. The principal increases in assets were in net loans receivable of $45.6 million, an increase in investment securities of $6.5 million and an increase in cash on hand and in banks of $3.0 million. The increase in loans was mainly due to the continued aggressive marketing of a number of competitive loan products. First DeWitt Bank (the "Bank"), First State's principal wholly-owned subsidiary, originated $70.7 million in mortgage loans, $5.9 million in consumer loans, and $19.8 million in commercial loans since September 30, 1994. The increase in investment securities was attributable to the purchase of short-term notes issued by municipalities in which the Bank operates branch offices as well as the reclassification discussed below. Cash in banks includes approximately $8.1 million of funds in Nationar for checks cleared by that correspondent institution. On February 6, 1995, the Acting Superintendent of the Banks of the State of New York (the Superintendent) took possession of business and assets of Nationar for purposes of an orderly liquidation of their affairs. First DeWitt has received $4.7 million from Nationar subsequent to March 31, 1995 and believes that, as a preferred creditor, the remaining balance will be received in the near future. First DeWitt's status as a preferred creditor was determined by recent court rulings, which counsel for the Superintendent has concurred with. The principal decreases in assets were a $9.6 million decrease in investment securities available for sale, a decrease of $1.7 million in mortgage loans held for resale, a decrease of $1.5 million in mortgage-backed securities (mainly due to repayments) a decrease of $1.0 million in federal funds sold, and a $791,000 decrease in other assets. The decrease in other assets was mainly due to the clearing of several suspense items that were recorded as of
September 30, 1994.   The decrease in investment securities available for sale
is partially due to the reclassification of $2.3 million as investment securities held to maturity. The securities were acquired through the business combination with OIB. The cash generated from the decreases in the mentioned assets was mainly used to fund loan originations, to fund security purchases and also to provide funds for normal operations.

Total liabilities of First State were $564.1 million at March 31, 1995. This is an increase of $40.5 million from September 30, 1994. The increase was mainly attributable to an increase in deposits of $54.4 million offset by a decrease of $14.4 million in borrowings. The funds generated from increased deposits were mainly used to repay borrowings at the Federal Home Loan Bank of New York and to fund loan originations. The increase in deposits was primarily due to the increase in certificates of deposits. Certificates of deposit increased $70.8 million from September 30, 1994 to $305.4 million at March 31, 1995. The Bank continued to successfully market eight month and fourteen month certificate of deposit programs. The programs are competitively priced to attract new savings as well as to offer an alternative to depositors who have funds in money market and other lower interest rate paying accounts.

Non-performing assets, including current restructured loans, decreased to $26.0 million at March 31, 1995 from $28.9 million at December 31, 1994. The table below details the composition of these assets.


                                        3/31/95      12/31/94      9/30/94
                                                  (in thousands)

Non-accrual loans                       $11,816      $15,320      $12,357
Real estate owned                        10,255        9,561        9,316
Current restructured loans                3,960        3,981        4,165
                                        --------     --------     --------
Total non-performing loans              $26,031      $28,862      $25,838
                                        ========     ========     ========

The decrease in non-accrual loans was mainly due to the sale of a problem tract development loan and to the foreclosure of property collateralizing a $500,000 loan. The sale of the track development loan was directly related to the increased charge-offs recognized in the current quarter. Previous provisions had been allocated toward this loan. When a loan becomes 90 days or more past due or the collection of interest becomes uncertain, the accrual of income is discontinued. These loans are classified as non-accrual and interest income is only recognized subsequently in the period collected. Loans are returned to an accrual status when all past due amounts have been collected and factors indicating doubtful collectibility on a timely basis no longer exist. If non-accrual loans had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $689,000 for the period from September 30, 1994 to March 31, 1995, and approximately $293,000 in the quarter ended March 31, 1995. There was no interest income recognized on these non-accrual loans in either period.

The allowance for loan losses totaled $5.6 million at March 31, 1995. An analysis of the allowance for loan losses follows:

     Balance at 9/30/94                         $6,351,000
     Charge-off's:
          Consumer loans                            43,000
          Commercial loans                          23,000
          Mortgage loans                         1,216,000
     Recoveries:
          Consumer loans                            17,000
          Commercial loans                          23,000
                                                -----------
          Net charge-offs                        1,242,000
     Additions charged to operations               500,000
                                                -----------
     Balance at March 31, 1995                  $5,609,000
                                                ===========
     Ratio of net charge-offs during the
          period to average loans
          outstanding during the period               .003%

Management closely monitors the loan portfolio and is concentrating on workouts with the Bank's troubled loans and real estate owned properties. The Bank's loan review committee analyzes the loan portfolio on a quarterly basis for classification of problem and potentially problem loans. The loan review committee also reviews the allocation of loss reserves to loans. Management believes that the present allowance for loan losses is adequate in light of management's assessment of the risk inherent in the portfolio. However, while management uses its best judgment in providing for possible loan losses, management recognizes that additional problems could develop and that future adjustments may be necessary. The Financial Accounting Standards Board has issued Statement of Accounting Standard 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114). This statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans whose terms are modified in troubled debt restructurings. Management does not anticipate any impact from the adoption of FAS 114 as management feels their current valuation policies are consistent with the provisions of FAS 114.

Real estate owned totaled $10.3 million at March 31, 1995 compared to $9.6 million at December 31, 1994. The increase in mainly due to the Bank taking title to a property with a value of approximately $500,000. Management negotiated a sales contract for a real estate owned property carried on the books at an amount in excess of $1.0 million. The consummation of this contract is pending one additional municipal-level approval. Management anticipates that the closing on this property will occur in the last quarter of the fiscal year. Real estate owned is carried on the Bank's books at fair value. Management recognizes that future adjustments may be necessary if the real estate values decline.

Liquidity and Capital Resources

First State's principal sources of funds are funds provided from operations and dividends received from subsidiaries. The Bank's principal sources of funds are deposits; scheduled loan amortization payments; sales and prepayments of loan principal; sales and repayments of mortgage-backed securities, sales and maturities of investment securities and short-term investments; borrowings and funds provided from operations.

The financing activities section of the Consolidated Statement of Cash Flows reflects a net increase in deposits of $54.4 million during the six months ended March 31, 1995. The increase in deposits consisted of $45.1 million in net deposits and $9.3 million in interest credited to deposit accounts. The increase was mainly due to the successful marketing of certificate of deposit special programs. See the "Financial Condition" section of this report for additional information. Deposits increased $10.3 million during the same
1994 period. The increase consisted of $3.9 million in net deposits along with $6.4 million in interest credited to deposit accounts. The additional deposits were mainly used to fund loans in connection with the Bank's investing activities, and also to repay borrowings. The Bank reduced net borrowings by $14.4 million during the six months ended March 31, 1995 compared to the net repayment of $3.6 million in borrowings in the 1994 period.

In the investing activities section of the Statement of Cash Flows, a net increase in loans receivable of $45.9 million is reported for the six months ended March 31, 1995 compared to a net increase of $7.5 million for the same 1994 period. Loans originated in the 1995 period totaled $96.4 million. Loan repayments and proceeds from sales of loans provided a substantial portion of the funds for the origination of loans. Such sources of funds provided $51.5 million in the 1995 period. Deposit funds and funds obtained through normal operations were also utilized to fund the origination of loans. The Bank actively markets several competitive loan programs and has successfully utilized the services of loan solicitors for the origination of mortgage loans. Principal repayments of mortgage-backed securities totaled $1.5 million in the 1995 quarter. The Bank did not purchase any mortgage-backed securities in the 1995 period. In the 1994 period, the Bank received $5.1 million in funds from principal repayments and $5.2 million from the sales of such securities; $3.4 million of these funds were reinvested in mortgage-backed securities. In the 1995 period, the Bank also received $7.7 million in cash from activities in its investments held for sale accounts and also $2.8 million from maturities of investments. The securities sold were those acquired in the OIB merger. The cash proceeds were principally invested in short term notes of local municipalities. Investment securities purchased in the 1995 period totaled $7.1 million. In the 1994 period, the Bank purchased $8.0 million in securities, mainly municipal securities, and $1.2 million is securities held for resale. Cash funds received from the disposition of real estate properties owned amounted to $1.4 million in the six month period ended March 31, 1995 compared to $4.9 million in the same 1994 period.

The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations, such as United States Government and federal agency securities. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's ratio was 7.69% at March 31, 1995. The Bank anticipates maintaining its liquidity at or above the level required by regulatory agencies.

At March 31, 1995 the Bank had $18.4 million in outstanding commitments to originate loans, $73.4 million in commitments to sell loans, and $31.6 million in unused lines of credit primarily available under home equity loan credit lines. The Bank had no material commitments for capital expenditures as of March 31, 1995. The vast majority of the commitments to sell loans are best effort commitments with no negative impact if the commitments are not filled in their entirety. Management intends to fund the loan commitments from internal operations and available liquid assets. Any shortfall in obtaining the funds internally will be satisfied by additional borrowings. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of New York. The Bank maintains a $23.4 million line of credit with the FHLB. The Bank had $7.0 million in borrowings against the line of credit at March 31, 1995.

The Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA), among other things, imposed more stringent capital requirements, increased deposit insurance premiums, restricted investment activities, restricted loans to one borrower, and increased the required ratio of housing related assets in order to qualify as an insured institution. The Bank's capital exceeds all regulatory requirements.

The regulatory capital requirements and First DeWitt Bank's capital position as of March 31, 1995 are as follows;

                                          Capital
                         Capital         Requirement     Excess
(Dollars in Thousands)    Amount    %     Amount   %     Amount   %
Tangible Capital         $35,019  5.8%   $ 9,020 1.5%   $25,999 4.3%
Core Capital              35,019  5.8     18,041 3.0     16,978 2.8
Risk-based Capital        39,856 10.0     31,996 8.0      7,860 2.0

The OTS has proposed an increase in the core capital requirement, from the current 3% to a level that is expected to be between 4% and 5%.



Results of Operations

Comparison of Three Months Ended March 31, 1995 and March 31, 1994

First State recorded net income of $988,000, or $.26 per share, for the quarter ended March 31, 1995 compared to a net income of $1.0 million, or $.27 per share, for the same quarter in 1994. Net interest income increased $415,000 and other income increased $503,000 in the quarter ended March 31, 1995 over the same 1994 period. Operating expenses and loan loss provisions also increased over the same 1994 quarter by $795,000 and $78,000, respectively. Additional information regarding the components of the statement of income follow.

Total interest income increased $2.5 million during the quarter ended March 31, 1995 compared to the same period in 1994. The increase in interest income was primarily due to the $2.0 million increase in interest on mortgage loans and the increase in interest on consumer and commercial loans of $623,000. Both increases were attributable to the growth in the size of the loan portfolios. The loan portfolios totaled $490.3 million at March 31, 1995 compared to $374.7 million at March 31, 1994. Interest on mortgage-backed securities decreased $119,000 during the 1995 period mainly because of prepayments of such securities. Interest income from the investment securities portfolio increased $130,000 and was offset by a $133,000 decrease in interest income on investment securities available for sale during the
1995 quarter. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans. Adjustable rate and shorter term fixed rate loans are mainly originated for the loan portfolio while long-term fixed rate loans are mainly originated with the intent of selling the loans
to others.   If non-accrual loans of $11.8 million at March 31, 1995 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $293,000 during the quarter ended March 31, 1995. The average yield on loans and investments was 8.22% at March 31, 1995.

Total interest expense increased $2.1 million in the quarter ended March 31, 1995, compared to the same period in 1994. The increase was mainly due to the $1.8 million increase in interest expense on deposits and was attributable to the volume increase in the amount of deposits and also to increased interest rates paid on deposits. The increased interest rates paid on deposits reflect the increases in general market interest rates. The average interest rate on deposits was 3.94% at March 31, 1995. Deposits increased to $542.6 million at March 31, 1995 from $440.5 million at March 31, 1994. The general increase in market interest rates has increased competition among financial institutions for the acquisition of deposits, particularly in the rates paid on certificates of deposit. The Bank has continued to successfully market eight and fourteen month certificate of deposit programs which were introduced during the December 1994 quarter. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money increased $256,000 in the 1995 quarter mainly because of increased borrowings. Borrowings totaled
$17.3 million, with $7.0 million in overnight borrowings, at March 31, 1995 compared to $507,000 at March 31, 1994. The average cost of deposits and borrowings was 4.01% at March 31, 1995.

Net interest income increased $415,000 during the quarter ended March 31, 1995, compared to the same period in 1994. The interest income and interest expense elements of the changes in net interest income are described above.

The provision for loan losses amounted to $300,000 in the quarter ended March 31, 1995. This was $78,000 more than the provision made in the same 1994 quarter. This increased provision was primarily related to the increased size of the loan portfolio. Loan loss reserves at March 31, 1995, after $300,000 in loss provisions, $24,000 in recoveries, and $1.3 million in losses charged against the reserve during the quarter, were $5.6 million.
See the "Financial Condition" section of this report for additional details and a discussion of non-accrual loans, loss provisions, and loss reserves.

Total other income increased $503,000 during the quarter ended March 31, 1995, compared to the same 1994 quarter. The principal changes from the 1994 period were an increase of $312,000 in loan fees and other loan charges, an increase of $302,000 in the "other" category of other income, and a decrease in gain of sales of investments of $134,000. The decrease in gain on sales of investments reflects a $1,000 gain on the sales of investments in the 1995 period compared to a gain of $135,000 gain on sales in the 1994 period. The increase in loan fees and service charges was mainly attributable to fees collected in connection with credit card activities and other consumer loan business. First State obtained a serviced credit card portfolio through the merger with Ocean. First State has found the arrangement to be profitable and expanded their business with the servicer. The effect of the accounting for this credit card portfolio has caused increases in the areas of consumer loan interest income; loan fees and other loan charges; and loan expenses. The increase in the "other" category of other income was mainly due to increased cash surrender values of life insurance policies on certain executive officers.

Total operating expenses increased $795,000 during the quarter ended March 31, 1995 compared to the same 1994 quarter. The principal changes were an increase in loan expenses of $626,000, a increase in problem asset expenses, inclusive of real estate owned writedowns, of $107,000, and a decrease in compensation and employee benefits expense of $113,000. The increase in loan expenses was mainly due to servicing costs in connection with credit card activities. See discussion, above, regarding these credit card activities. The increase in problem asset expenses was attributable to asset write-downs of $100,000 and to expenses of $7,000. Real estate owned and non-accrual assets are discussed in the "Financial Condition" section of this report.
A $113,000 decrease in compensation and employee benefits was also realized in the 1995 period. This was mainly attributable to the savings effected by the merger of OIB and also to a reduction of pension expense and employees stock ownership plan expenses.

The income tax expense of $499,000 incurred in the quarter ended March 31, 1995 and income tax expense of $407,000 incurred in the quarter ended March 31, 1994 was due to the generation of taxable income. The Corporation adopted the Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" ("FAS 109"), effective October 1, 1992. A blended rate of income tax expense was used over the fiscal year ended September 30, 1994, utilizing all remaining estimated benefit from the implementation of FAS 109. This blended rate is slightly less than the expected rate of tax on pretax income. No benefit from FAS 109 is expected in the current fiscal year. The Corporation does not expect any material effects, with regard to rate of income tax on taxable income, from the business combination with Ocean.



Comparison of Six Months ended March 31, 1995 and March 31, 1994

First State recorded net income of $1.9 million, or $.51 per share, for the six month period ended March 31, 1995 and also the six month period ended
March 31, 1994. Net interest income increased $580,000 and other income increased $396,000 in the six month period ended March 31, 1995 over the same 1994 period. Operating expenses increased $948,000 while loan loss provisions decreased $292,000 over the same 1994 period. Additional information regarding the components of the statement of income follow.

Total interest income increased $4.0 million during the six month period ended March 31, 1995 compared to the same period in 1994. The increase in interest income was primarily due to the $3.1 million increase in interest on mortgage loans and the increase in interest on consumer and commercial loans of $1.1 million. Both increases were attributable to the growth in the size of the loan portfolios. The loan portfolios totaled $490.3 million at March 31, 1995 compared to $374.7 million at March 31, 1994. Interest on mortgage-backed securities decreased $276,000 during the 1995 period mainly because of prepayments of such securities. Interest income from the investment securities portfolio increased $345,000 while interest income on investment securities available for sale decreased $243,000 in the 1995 period. The changes in income reflect the changes in the size of the portfolios. The investment securities portfolio increased to $26.3 million at March 31, 1995 from $13.0 million at March 31, 1994. The investment securities available for sale portfolio decreased to $8.0 million at March 31, 1995 from $22.0 million at March 31, 1994. A substantial portion of the investment securities available for sale portfolio were held by OIB and the securities were sold in October, 1994. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans. Adjustable rate and shorter term fixed rate loans are mainly originated for the loan portfolio while long-term fixed rate loans are mainly originated with the intent of selling the loans
to others.   If non-accrual loans of $11.8 million at March 31, 1995 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $689,000 during the six months ended March 31, 1995. The average yield on loans and investments was 8.22% at March 31, 1995.

Total interest expense increased $3.4 million in the six months ended March
31, 1995, compared to the same period in 1994. The increase was principally due to the $2.9 million increase in interest expense on deposits. The increased interest expense was mainly attributable to the volume increase in the amount of deposits and also to the increased interest rates paid on deposits. The increased interest rates paid on deposits reflect the increases in general market interest rates. The average interest rate on deposits was 3.94% at March 31, 1995. Deposits increased to $542.6 million at March 31, 1995 from $440.5 million at March 31, 1994. The general increase in market interest rates has increased competition among financial institutions for the acquisition of deposits, particularly in the rates paid on certificates of deposit. The Bank has continued to successfully market eight and fourteen month certificate of deposit programs which were introduced during the December 1994 quarter. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money increased $493,000 in the 1995 period mainly because of increased borrowings. Borrowings totaled
$17.3 million at March 31, 1995 compared to total borrowings of $507,000 at March 31, 1994. The average cost of deposits and borrowings was 4.01% at March 31, 1995.

Net interest income increased $580,000 during the six months ended March 31, 1995, compared to the same period in 1994. The interest income and interest expense elements of the changes in net interest income are described above.

The provision for loan losses amounted to $500,000 in the six months ended March 31, 1995. This was $292,000 less than the provision made in the same 1994 quarter. The decreased loan loss provision in the 1995 period reflects management's assessment of the risk inherent in the loan portfolio. Loan loss reserves were $5.6 million at March 31, 1995. See the "Financial Condition" section of this report for additional details and a discussion of non-accrual loans, loss provisions, and loss reserves.

Total other income increased $396,000 during the six months ended March 31, 1995, compared to the same 1994 period. The principal changes from the 1994 period were an increase of $554,000 in loan fees and other loan charges, an increase of $146,000 in the "other" category of other income, and a decrease in gain of sales of investments of $292,000. The decrease in gain on sales of investments reflects a loss on sale of investments of $155,000 in the 1995 period (attributable to the sale of several of OIB's investment securities in October 1994) compared to a $137,000 gain on sale of investments in the six month period ended March 31, 1994. The increase in loan fees and service charges was mainly attributable to fees collected in connection with credit card activities and other consumer loan business. First State obtained a serviced credit card portfolio through the merger with Ocean. First State has found the arrangement to be profitable and expanded their business with the servicer. The effect of the accounting for this credit card portfolio has caused increases in the areas of consumer loan interest income; loan fees and other loan charges; and loan expenses. The increase in the "other" category of other income was mainly due to increased cash surrender values of life insurance policies on certain executive officers which was partially offset by decreased commissions earned on annuity product sales through First State Investment Services, Inc., a subsidiary of the Company.

Total operating expenses increased $948,000 during the six month period ended March 31, 1995 compared to the same 1994 period. The principal changes were an increase in loan expenses of $1.0 million and a decrease in compensation and employee benefits expense of $194,000. The increase in loan expenses was mainly due to servicing costs in connection with credit card activities. See discussion, above, regarding First State's credit card activities. The decrease in compensation and employee benefits was mainly attributable to the savings effected by the merger of OIB and also a reduction of pension and employee stock ownership plan expenses.

The income tax expense of $1.0 million incurred in the six month period ended March 31, 1995 and income tax expense of $700,000 incurred in the six month period ended March 31, 1994 was due to the generation of taxable income. The Corporation adopted the Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" ("FAS 109"), effective October 1, 1992. A blended rate of income tax expense was used over the fiscal year ended September 30, 1994, utilizing all remaining estimated benefit from the implementation of FAS 109. This blended rate is slightly less than the expected rate of tax on pretax income. No benefit from FAS 109 is expected in the current fiscal year. The Corporation does not expect any material effects, with regard to rate of income tax on taxable income, from the business combination with Ocean.

PART II.   OTHER INFORMATION

     FIRST STATE FINANCIAL SERVICES, INC.



Item 1. Legal Proceedings
          The company is not engaged in any legal proceedings of a material nature at the present time. From time to time, First DeWitt is a party to legal proceedings within the normal course of business.

Item 2. Changes in Securities
          Not applicable.

Item 3. Defaults Upon Senior Securities
          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders


     (a) An annual meeting of shareholders of First State Financial Services, Inc. was held on January 18, 1995 (the "Meeting").

     (b) Messrs. Henry F. Albinson, Frank H. Bridge and Ralph M. Riefolo were re-elected as directors by the stockholders at the Meeting, and the following directors continued in office following the Meeting: Patrick N. Ciccone, Theodore F. Cox, Walter J. Davis, Clarence R. Lommerin, Marie G. Martino, and Michael J. Quigley, III.

     (c) The following matters were voted upon at the Meeting, and received the indicated votes:

          (i) The approval of an amendment to the Company's Certificate of Incorporation to reduce the number of authorized shares of stock.

                                      For         Against       Abstain
     Number of Votes            2,441,767          16.683        18.782
     Percentage of votes
     present in person or
     by proxy                        63.1%            0.4%          0.4%

     There were 573.916 broker non-votes.

          (ii) The nominees for election as directed received the following votes:
                                         For     Withheld
     Henry F. Albinson:            2,999,215       51,933
     Frank H. Bridge:              3,000,614       50,534
     Ralph M. Riefolo:             3,006,772       44,376


Item 5. Other Information
          Not applicable.

Item 6. Exhibits and Reports on Form 8-K
          (a)     None
          (b) No reports on form 8-K have been filed during the quarter ended March 31, 1995.

                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 First State Financial Services, Inc.





Dated: 05/15/95           By:  Michael J. Quigley, III
                               Michael J. Quigley, III
                               Chairman, President and
                               Chief Executive Officer




Dated: 05/15/95           By:  Emil J. Butchko
                               Emil J. Butchko
                               Vice President and Treasurer