Form 10-Q/A
period 1995-03-31
FIRST STATE FINANCIAL SERVICES INC
filed 1995-06-30
CIK 820240

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-Q/A

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



                 First State Financial Services, Inc.





Dated: 06/30/95           By:  Michael J. Quigley, III
                               Michael J. Quigley, III
                               Chairman, President and
                               Chief Executive Officer




Dated: 06/30/95           By:  Emil J. Butchko
                               Emil J. Butchko
                               Vice President and Treasurer