Form 10-Q
period 1995-06-30
FIRST STATE FINANCIAL SERVICES INC
filed 1995-08-16
CIK 820240

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                           FORM 10-Q


          Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For Quarter Ended    June 30, 1995
                  ----------------------------------------------

Commission File Number    0-16329
                       -----------------------------------------


 First State Financial Services, Inc.
 ---------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


 Delaware                           22-2823506
 -------------------------------    ----------------------------
 (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)     Identification Number)


 1120 Bloomfield Avenue, CN 2449, West Caldwell, NJ 07007-2449
 ---------------------------------------------------------------
 (Address of principal executive offices)


 (201) 575-5800
 -------------------
 (Registrant's telephone number, including area code)


N/A
----------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   [ X ]    No [   ]


Indicate the number of shares outstanding of each of the issuer's
class  of  common stock at June 30, 1995:   3,879,762  shares  of
common stock, par value $.01.



              FIRST STATE FINANCIAL SERVICES, INC.


                             INDEX


                                                            Page
                                                           Number

PART I.   FINANCIAL INFORMATION


     Item 1.   Consolidated Financial Statements


               Consolidated Balance Sheets,
               June 30, 1995 (unaudited) and
               September 30, 1994 (audited)                      3


               Consolidated Statements of Income,
               three and nine months ended June 30,
               1995 and 1994 (unaudited)                         4


               Consolidated Statements of Cash Flows,
               nine months ended June 30, 1995 and
               1994(unaudited)                                   5


               Notes to Consolidated Financial
               Statements                                        6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                        7




PART II.  OTHER INFORMATION                                     22

















PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements
               ---------------------------------

                   FIRST STATE FINANCIAL SERVICES, INC.
                       Consolidated Balance Sheets
                              (in thousands)
                                               June 30,     September 30,
                                                 1995            1994
                                            -------------   -------------
                                              (unaudited)      (note)
ASSETS
Cash on hand and in banks                    $  14,383      $  13,137
Federal Funds                                        -          1,000
Investment securities available for sale        10,025         17,639
Investment securities, at cost                  23,326         19,769
Federal Home Loan Bank stock, at cost            3,715          3,005
Loans receivable, net                          504,635        443,319
Mortgage loans held for resale                   1,434          3,095
Mortgage-backed securities, at cost             17,744         18,751
Accrued interest receivable                      4,772          3,111
Office properties and equipment, net            10,276         10,318
Real estate owned                                8,987         10,004
Cost in excess of fair value of
  net assets acquired                            2,399          2,777
Other assets                                    16,154         15,677
                                             ----------     ----------
                                             $ 617,850      $ 561,602
                                             ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                     $ 543,248      $ 488,151
Borrowed money                                  27,730         31,738
Advance payments by borrowers for
  taxes and insurance                            3,392          2,770
Accrued expenses and other liabilities           2,782            970
                                             ----------     ----------
  Total liabilities                            577,152        523,629
                                             ----------     ----------
Stockholders' Equity:
Preferred stock, $.01 par value,
    2 million shares authorized; none issued         -              -
Common stock, $.01 par value,
    8 million shares authorized;
    3,879,762 issued and outstanding                39          2,711
Paid-in capital                                 20,949         18,088
Net unrealized loss on investment
     securities for sale                          (105)          (279)
Retained income                                 19,815         17,453
                                             ----------     ----------
    Total stockholders' equity                  40,698         37,973
                                             ----------     ----------
                                             $ 617,850      $ 561,602
                                             ==========     ==========
Note:   The Consolidated Balance Sheet at September 30, 1994 has been taken from the audited financial statements as of that date.

                   FIRST STATE FINANCIAL SERVICES, INC.
                    Consolidated Statements of Income
                  (in thousands, except per share data)
                                                 Three months Ended   Nine months Ended
                                                        June 30,           June 30,
                                                     1995     1994      1995     1994
                                                  -------- -------- --------- ---------
Interest income:
   Interest on mortgage loans                     $ 8,504  $ 6,209  $ 24,034  $ 18,644
   Interest on consumer and commercial loans        2,090    1,495     5,890     4,206
   Interest on mortgage-backed securities             297      337       927     1,243
   Interest on investments available for sale         134      251       358       718
   Interest on investment securities                  425      374     1,298       902
                                                  -------- -------- --------- ---------
      Total interest income                        11,450    8,666    32,507    25,713
                                                  -------- -------- --------- ---------
Interest expense:
   Interest on deposits                             5,472    3,196    14,769     9,556
   Interest on borrowed money                         254       73       776       102
                                                  -------- -------- --------- ---------
      Total interest expense                        5,726    3,269    15,545     9,658
                                                  -------- -------- --------- ---------
                                                    5,724    5,397    16,962    16,055
Provision for loan losses                             600      200     1,100       992
                                                 --------- -------- --------- ---------
Net interest income after provision
for loan losses                                     5,124    5,197    15,862    15,063
                                                 --------- -------- --------- ---------
Other income:
   Loan fees and other loan charges                 1,019      439     2,543     1,409
   Service charges on deposit accounts                459      427     1,321     1,251
   Net gain on sales of loans                          36        5        42        61
   Net  gain (loss) on sales of investments            11      (53)     (144)       84
   Other                                              297      139       781       477
Total other income                               --------- -------- --------- ---------
                                                    1,822      957     4,543     3,282
                                                 --------- -------- --------- ---------
Operating expenses:
   Compensation and employee benefits               1,866    1,906     5,492     5,726
   Premises and occupancy costs, net                  471      505     1,506     1,566
   Amortization of intangible assets                  110      134       378       402
   Loan expenses                                    1,233      389     3,061     1,201
   Data processing                                    271      261       824       774
   Advertising and promotion                          201      176       603       524
   Federal insurance premiums                         322      275       929       808
   Problem  asset expenses, inclusive of
      Real Estate Owned writedowns                    354      624       981     1,306
   Other expenses                                     786      744     2,335     2,254
                                                 --------- -------- --------- ---------
      Total operating expenses                      5,614    5,014    16,109    14,561
                                                 --------- -------- --------- ---------
Income before income tax expense                    1,332    1,140     4,296     3,784
Income tax expense                                    374      340     1,389     1,040
                                                 --------- -------- --------- ---------
Net income                                       $    958  $   800  $  2,907  $  2,744
                                                 ========= ======== ========= =========
Earnings per share of common stock
Primary                                          $    .24  $   .21  $    .75  $    .71
                                                 ========= ======== ========= =========
Fully Diluted                                    $    .24  $   .21  $    .72  $    .71
                                                 ========= ======== ========= =========

                   FIRST STATE FINANCIAL SERVICES, INC.
                  Consolidated Statements of Cash Flows
                              (in thousands)
                                                                Nine Months Ended
                                                                    June 30,
                                                                   1995      1994
                                                                --------   --------
                                                                   (unaudited)
OPERATING ACTIVITIES
Net income                                                      $ 2,907    $ 2,744
Adjustments  to  reconcile net income  to  net  cash
provided by operating activities:
Amortization of intangible assets                                   378        401
Depreciation                                                        723        632
Net amortization and accretion of loan fees and discounts          (182)      (245)
Net amortization of investment premium and discount                 (50)      (102)
Net amortization and accretion of MBS premium and discounts          58       (762)
(Increase) decrease in accrued interest receivable               (1,661)         7
Net gain on sale of loans                                           (42)       (61)
Net loss (gain) on sales of investments                             144        (84)
Provisions for losses on loans                                    1,100        992
(Increase) decrease in other assets                                (477)     2,335
Increase (decrease) in other liabilities                          1,812       (384)
                                                                --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         4,710      5,473
                                                                --------   --------
INVESTING ACTIVITIES
Net increase in loans, receivable                               (62,271)   (36,369)
Purchase of mortgage-backed securities                           (2,325)    (5,048)
Sale of mortgage-backed securities                                    -      5,207
Principal payments on mortgage-backed securities                  3,382      6,136
Proceeds from dispositions of real estate owned                   2,757      6,145
Office properties and equipment expenditures                       (681)      (292)
Purchase of investment securities                                (7,655)   (15,158)
Purchase of investment securities available for sale             (4,677)    (1,367)
Sale of investment securities available for sale                 10,021      4,169
(Purchase) redemption of Federal Home Loan Bank Stock              (710)       414
Proceeds from maturities of investment securities                 6,340        350
                                                                --------   --------
NET CASH USED BY INVESTING ACTIVITIES                           (55,819)   (35,813)
                                                                --------   --------
FINANCING ACTIVITIES
Net increase in deposits                                         55,097     20,905
Dividends paid on common stock                                     (545)      (320)
Principal repayments of borrowings                               (4,008)    (1,132)
Additional borrowings                                                 -     13,000
Net increase in advance payments by borrowers                       622        254
Issuance of First State Financial Services Stock                    130          -
Issuance of Ocean Independent Bank stock                             59          -
Purchase of Ocean Independent Bank stock                              -       (109)
                                                                --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        51,355     32,598
                                                                --------   --------
Increase in cash and cash equivalents                               246      2,258
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 14,137     12,891
                                                                --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $14,383    $15,149
                                                                ========   ========
CASH PAID DURING THE NINE MONTH PERIOD FOR:
   Interest                                                     $15,521    $ 9,705
   Income taxes                                                 $ 2,213    $   859

NON-CASH TRANSFERS:
Loans classified as Real Estate Owned                           $ 1,740    $ 1,725
Classification  of investments securities  available
for sale to investment securities                               $ 2,300          -

FIRST STATE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements
----------------------------------------------------------------

1.   Presentation of Statements

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (all which were normal recurring accruals) necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results which may be expected for the entire year.

     First State Financial Services, Inc., is the holding company for First DeWitt Bank, its principal wholly-
     owned  subsidiary.    Audited  consolidated  financial
     statements for the year ended September 30, 1994 were filed with the Securities and Exchange Commission.

2.   Earnings Per Share

     Earnings per share was calculated for each period by dividing the net income for the period by the average number of primary shares outstanding over the period. The actual average primary shares outstanding in each period were as follows: 4,010,295 and 3,856,033 for the three and nine months ended June 30, 1995, respectively, and 3,849,062 for both the three and nine months periods ended June 30, 1994. Additional dilutive shares were calculated by using the ending market value when utilizing the treasury stock method regarding stock options for the nine month period ended June 30, 1995. The additional shares calculated under this method (165,761), brought the average fully diluted shares outstanding for the nine month period ended June 30,1995, to $4,021,794. Calculations for fully diluted shares were not applicable to any other reported period.




                 FIRST STATE FINANCIAL SERVICES, INC.


Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

General
-------

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


Financial Condition
-------------------

Total assets of First State Financial Services, Inc., were $617.9 million at June 30, 1995. This is an increase of $56.2 million in total assets since September 30, 1994. The principal increases in assets were in net loans receivable of $61.3 million, an increase in investment securities of $3.6 million, an increase in accrued interest receivable of $1.7 million, and an increase in cash on hand and in banks of $1.2 million. The increase in loans was mainly due to the continued aggressive marketing of a number of competitive loan products. First DeWitt Bank (the "Bank"), First State's principal wholly-owned subsidiary, originated $96.4 million in mortgage loans, $7.9 million in consumer loans, and $26.5 million in commercial loans since September 30, 1994. The increase in investment securities was attributable to the purchase of short-term notes issued by municipalities in which the Bank operates branch offices as well as the reclassification discussed below. The $1.7 million increase in accrued interest receivable was mainly due to the growth in the loan and security portfolios. Cash in banks includes approximately $3.1 million of funds in Nationar for checks cleared by that correspondent institution. On February 6, 1995, the Acting Superintendent of the Banks of the State of New York (the Superintendent) took possession of the business and assets of Nationar for purposes of an orderly liquidation of their affairs. First DeWitt has received $4.7 million from Nationar and believes that,as a preferred creditor, the remaining $3.1 million balance will be received in the near future. First DeWitt's status as a preferred creditor was determined by recent court rulings, which counsel for the Superintendent has concurred with. The principal decreases in assets were a $7.6 million decrease in investment securities available for sale, a decrease of $1.7 million in mortgage loans held for resale, a decrease of $1.0 million in mortgage-backed securities (mainly due to repayments exceeding purchases), a decrease of $1.0 million in federal funds sold, and a $1.0 million decrease in real estate owned (discussed below). The decrease in investment securities available for sale is partially due to the reclassification of $2.3 million as investment securities held to maturity. The securities were acquired through the business combination with
OIB. The cash generated from the decreases in the mentioned assets was mainly used to fund loan originations, to fund security purchases and also to provide funds for normal operations.

Total liabilities of First State were $577.2 million at June 30, 1995. This is an increase of $53.5 million from September 30, 1994. The increase was mainly attributable to an increase in deposits of $55.1 million, an increase in accrued expenses and other liabilities of $1.8 million and a decrease in borrowings of $4.0 million. The funds generated from increased deposits were mainly used to fund loan originations and to repay borrowings at the Federal Home Loan Bank of New York. Net borrowings were reduced by $4.0 million since September 30, 1994. The increase in deposits was mainly due to certificates of deposit. Certificates of deposit increased $69.1 million from September 30, 1994 to $303.7 million at June 30, 1995. The Bank successfully marketed special eight month and fourteen month certificate of deposit programs. The Bank has other programs which are competitively priced to attract new savings as well as to offer an alternative to depositors who have funds in money market and other lower interest rate paying accounts. The increase in accrued expenses and other liabilities of $1.8 million was mainly due to the timing of payments on various suspense items.

Non-performing assets, including current restructured loans, increased to $26.4 million at June 30, 1995 from $26.0 million at March 31, 1995 and $25.8 million at September 30, 1994. The table below details the composition of these assets.

                                 6/30/95    3/31/95     9/30/94
                                ---------  ---------   ---------
                                          (in thousands)
Non-accrual loans               $ 13,923   $ 11,816    $ 12,357
Real estate owned                  8,987     10,255       9,316
Current restructured loans         3,486      3,960       4,165
                                ---------  ---------   ---------
Total non-performing loans      $ 26,396   $ 26,031    $ 25,838
                                =========  =========   =========

The increase in non-accrual loans in the current quarter was mainly due to a transaction where the proceeds from the sale of several loans, totaling approximately $1.6 million, were disbursed to parties other than the Bank. The Bank received $500,000 in connection with the mentioned loans and expects full recovery since it maintains a first lien position on the collateral properties. The increase in non-accrual loans during the quarter was also due to a group of condominium loans, approximating $500,000, which became more than 90 days past due. The problem with the condominium loans was resolved subsequent to June 30, 1995. When a loan becomes 90 days or more past due or the collection of interest becomes uncertain, the accrual of income is discontinued. These loans are classified as non-accrual and interest income is only recognized subsequently in the period collected. Loans are returned to an accrual status when all past due amounts have been collected and factors indicating doubtful collectibility on a timely basis no longer exist. If non-accrual loans had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $1.0 million for the period from September 30, 1994 to June 30, 1995, and approximately $312,000 in the quarter ended June 30, 1995. There was no interest income recognized on the non-accrual loans in either period.

The allowance for loan losses totaled $5.8 million at June 30, 1995. An analysis of the allowance for loan losses follows:

     Balance at September 30, 1994               $ 6,351,000
     Charge-off's:
          Consumer loans                              62,000
          Commercial loans                            58,000
          Mortgage loans                           1,567,000
     Recoveries:
          Consumer loans                              42,000
          Commercial loans                            23,000
          Mortgage loans                               7,000
                                                 ------------
     Net charge-offs                               1,615,000
     Additions charged to operations               1,100,000
                                                 ------------
     Balance at June 30, 1995                    $ 5,836,000
                                                 ============
     Ratio of net charge-offs during the
          period to average loans
          outstanding during the period                  .34%

Management closely monitors the loan portfolio and is concentrating on workouts with the Bank's troubled loans and real estate owned properties. The Bank's loan review committee analyzes the loan portfolio on a quarterly basis for classification of problem and potentially problem loans. The loan review committee also reviews the allocation of loss reserves to loans. Management believes that the present allowance for loan losses is adequate in light of management's assessment of the risk inherent in the portfolio. However, while management uses its best judgment in providing for possible loan losses, management recognizes that additional problems could develop and that future adjustments may be necessary. The Financial Accounting Standards Board has issued Statement of Accounting Standard 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114). This statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans whose terms are modified in troubled debt restructurings. Management does not anticipate any impact from the adoption of FAS 114 as management feels their current valuation policies are consistent with the provisions of FAS 114. This statement will be adopted by the Bank effective October 1,1995.

Real estate owned totaled $9.0 million at June 30, 1995 compared to $10.3 million at March 31, 1995 and $10.0 million at September 30, 1994. The decrease during the quarter was mainly due to the disposition of properties. Real estate owned is carried on the Bank's books at fair value. Management recognizes that future adjustments may be necessary if the real estate values decline.



Liquidity and Capital Resources
-------------------------------

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

The financing activities section of the Consolidated Statement of Cash Flows reflects a net increase in deposits of $55.1 million during the nine months ended June 30, 1995. The increase in deposits consisted of $40.3 million in net deposits and $14.8 million in interest credited to deposit accounts. The increase was mainly due to the successful marketing of certificate of deposit special programs. See the "Financial Condition" section of this report for additional information. Deposits increased $20.9 million during the same 1994 period. The increase consisted of $11.3 million in net deposits along with $9.6 million in interest credited to deposit accounts. The additional deposits were mainly used to fund loans in connection with the Bank's investing activities, and also to repay borrowings. The Bank reduced net borrowings by $4.0 million during the nine months ended June 30, 1995 compared to a net increase in borrowings of $11.9 million in the 1994 period.

In the investing activities section of the Statement of Cash Flows, a net increase in loans receivable of $62.3 million is reported for the nine months ended June 30, 1995 compared to a net increase of $36.4 million for the same 1994 period. Loans originated in the 1995 period totaled $130.8 million. Loan repayments and proceeds from sales of loans provided a substantial portion of the funds for the origination of loans. Such sources of funds provided $68.5 million in the 1995 period. Deposit funds and funds obtained through normal operations were also utilized to fund the origination of loans. The Bank actively markets several competitive loan programs and has successfully utilized the services of loan solicitors for the origination of mortgage loans. Principal repayments of mortgage-backed securities totaled $3.4 million in the 1995 quarter. The Bank also purchased $2.3 million of mortgage-backed securities in the 1995 period. In the 1994 period, the Bank received $6.1 million in funds from principal repayments and $5.2 million from the sales of such securities; $5.0 million of these funds were reinvested in mortgage-backed securities. In the 1995 period, the Bank also received $10.0 million in cash from sales of investments held in its securities available for sale portfolio and also $6.3 million from maturities of investments. The securities sold were those acquired in the OIB merger. The cash proceeds were principally invested in short term notes of local municipalities. Investment securities purchased in the 1995 period totaled $12.3 million, of which $4.7 million were held for resale. In the 1994 period, the Bank purchased $15.2 million in securities, mainly municipal securities, and $1.4 million in securities held for resale. Cash funds received from the disposition of real estate properties owned amounted to $2.8 million in the nine month period ended June 30, 1995 compared to $6.1 million in the same 1994 period.

The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations, such as United States
Government and federal agency securities. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's ratio was 6.68% at June 30, 1995. The Bank anticipates maintaining its liquidity at or above the level required by regulatory agencies.

At June 30, 1995 the Bank had $18.1 million in outstanding commitments to originate loans, $37.2 million in commitments to sell loans, and $32.6 million in unused lines of credit primarily available under home equity loan credit lines. The Bank had no material commitments for capital expenditures as of June 30, 1995. The vast majority of the commitments to sell loans are best effort commitments with no negative impact if the commitments are not filled in their entirety. Management intends to fund the loan commitments from internal operations and available liquid assets. Any shortfall in obtaining the funds internally will be satisfied by additional borrowings. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of New York. The Bank maintains a $23.4 million line of credit with the FHLB. The Bank had $14.4 million in borrowings against the line of credit at June 30, 1995.

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

The regulatory capital requirements and First DeWitt Bank's capital position as of June 30, 1995 are as follows;

                                        Capital
                      Capital           Requirement      Excess
                                (Dollars in Thousands)
                      Amount       %    Amount      %    Amount      %
Tangible Capital      $ 36,195   5.9%   $  9,262  1.5%   $ 26,933  4.4%
Core Capital            36,195   5.9      18,524  3.0      17,672  2.9
Risk-based Capital      41,081  10.5      31,232  8.0       9,849  2.5

The OTS has proposed an increase in the core capital requirement, from the current 3% to a level that is expected to be between  4%
and 5%.

In August, 1995, the FDIC Board determined to reduce the insurance premiums assessed on deposits insured by the Bank Insurance Fund ("BIF"), from the current range of 23 to 31 basis points, which is the range of premiums currently paid on deposits insured by the Savings Association Insurance Fund ("SAIF"), to a range of 4 to 31 basis points. The FDIC estimated that in excess of 95% of banks whose deposits are insured through the BIF would be assessed at the lowest premium rate. Due to the reserve levels of the SAIF, the FDIC is not reducing SAIF insurance premiums and it is not expected that, absent legislative developments, the insurance premiums assessed on SAIF deposits could be reduced until the end of the decade. Most of the deposits held by the Bank are insured through the SAIF and, although the Bank currently pays the next lowest premium assessed on SAIF deposits, any reduction in BIF premiums, without a similar reduction in SAIF premiums, would likely place the Bank at a competitive disadvantage since BIF insured institutions could either: (1) pass through to depositors in the form of higher rates the reduction in deposit premiums, which could cause the Bank to increase rates on its deposits without an offsetting reduction in premium expense; (2) increase BIF insured institutions profitability, which may not be available to the Bank; or (3) a combination of both. Management continues to monitor the situation and is working with various trade organizations the Bank is affiliated with to achieve equality in the insurance premium assessment.

In connection with the above-mentioned action, there has been an additional proposal regarding the recapitalization of the SAIF fund and a possible consolidation of the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF-insured institutions of approximately 85 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after the assessment takes place, that the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as proposed for the BIF-insured institutions. Based upon the Bank's deposit base at June 30, 1995, the special assessment would cause a charge to pre-tax earnings of approximately $4.0 million, while a reduction in the SAIF insurance premium insurance assessment rate from 26 basis points to 4 basis points would reduce annual premium expenses by approximately $1.0 million. It is not known at this time when and if the proposal will be approved and implemented.


Results of Operations
---------------------

Comparison of Three Months Ended June 30, 1995 and June 30, 1994
----------------------------------------------------------------

First State recorded net income of $958,000, or $.24 per share, for the quarter ended June 30, 1995 compared to net income of $800,000, or $.21 per share, for the same quarter in 1994. Net interest income increased $327,000 and other income increased $865,000 in the quarter ended June 30, 1995 over the same 1994 period. Operating expenses and loan loss provisions also increased $600,000 and $400,000, respectively, over the same 1994 quarter. Additional information regarding the components of the statement of income follow.

Total interest income increased $2.8 million during the quarter ended June 30, 1995 compared to the same period in 1994. The increase in interest income was primarily due to the $2.3 million increase in interest on mortgage loans and the increase in interest on consumer and commercial loans of $595,000. Both increases were attributable to the growth in the size of the loan portfolios. The loan portfolios totaled $506.1 million at June 30, 1995 compared to $402.8 million at June 30, 1994. Interest income from the investment securities portfolio increased $51,000 and was offset by a $117,000 decrease in interest income from the investment securities available for sale portfolio during the 1995 quarter. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans. Adjustable rate and shorter term fixed rate loans are mainly originated for the loan portfolio while long-term fixed rate loans are mainly originated with the intent of selling the loans to others. If non-accrual loans of $13.9 million at June 30, 1995 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $312,000 during the quarter ended June 30, 1995. The average yield on loans and investments was 8.25% at June 30, 1995.

Total interest expense increased $2.5 million in the quarter ended June 30, 1995, compared to the same period in 1994. The increase was mainly due to the $2.3 million increase in interest expense on deposits and was attributable to the volume increase in the amount of deposits and also to increased interest rates paid on deposits. The increased interest rates paid on deposits reflect the increases in general market interest rates. The average interest rate on deposits was 4.07% at June 30, 1995. Deposits increased to $543.2 million at June 30, 1995 from $451.1 million at June 30, 1994. The volatility in interest rates during the quarter has increased competition among financial institutions for the acquisition of deposits, particularly in the rates paid on certificates of deposit. The Bank continued to successfully market the special eight and fourteen month certificate of deposit programs which were introduced during the December 1994 quarter. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money increased $181,000 in the 1995 quarter mainly because of increased borrowings. Borrowings totaled $27.7 million, with $14.4 million in overnight borrowings, at June 30, 1995 compared to $16.0 million at June 30, 1994. The average cost of deposits and borrowings was 4.14% at June 30, 1995.

Net  interest income increased $327,000 during the quarter  ended
June 30, 1995, compared to the same period in 1994. The interest income and interest expense elements of the changes in net interest income are described above.

The provision for loan losses amounted to $600,000 in the quarter ended June 30, 1995. This was $400,000 more than the provision made in the same 1994 quarter. The increased provision was made after the regular quarterly loan review and is primarily related to the increased size of the loan portfolio. Loan loss reserves at June 30, 1995, after $600,000 in loss provisions, $32,000 in recoveries, and $405,000 in losses charged against the reserve during the quarter, were $5.8 million. See the "Financial Condition" section of this report for additional details and a discussion of non-accrual loans, loss provisions, and loss reserves.

Total other income increased $865,000 during the quarter ended June 30, 1995, compared to the same 1994 quarter. The principal changes from the 1994 period were an increase of $580,000 in loan fees and other loan charges, an increase of $158,000 in the "other" category of other income, and an increase in gain of sales of loans and investments of $95,000. The gains were realized on loans originated and securities purchased specifically for resale. The increase in loan fees and service charges was mainly attributable to fees collected in connection with credit card activities and other consumer loan business. First State obtained a serviced credit card portfolio through the merger with Ocean. First State has found the arrangement to be profitable and expanded their business with the servicer. The effect of the accounting for this credit card portfolio has caused increases in the areas of consumer loan interest income; loan fees and other loan charges; and loan expenses. The increase in the "other" category of other income was mainly due to increased cash surrender values of life insurance policies on certain executive officers. The policies were not in effect in the 1994 period. In addition the Bank settled several outstanding issues with the Internal Revenue Service (IRS) during the quarter. The Bank received refunds on issues dating back to 1974. The Bank received interest on these refunds totaling $117,000 that is reflected in this category.

Total operating expenses increased $600,000 during the quarter ended June 30, 1995 compared to the same 1994 quarter. The principal changes were an increase in loan expenses of $844,000 and a decrease in problem asset expenses, inclusive of real
estate  owned  writedowns, of $270,000.   The  increase  in  loan
expenses was mainly due to servicing costs in connection with credit card activities. See discussion, above, regarding these credit card activities. The decrease in problem asset expenses was mainly attributable to asset write-downs. Asset write-downs were $100,000 in the 1995 quarter compared to $500,000 in the
1994 period. Real estate owned and non-accrual assets are discussed in the "Financial Condition" section of this report.


The income tax expense of $374,000 incurred in the quarter ended June 30, 1995 and income tax expense of $340,000 incurred in the quarter ended June 30, 1994 was due to the generation of taxable income. The Corporation adopted the Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" ("FAS 109"), effective October 1, 1992. A blended rate of income tax expense was used over the fiscal year ended September 30, 1994, utilizing all remaining estimated benefit from the implementation of FAS 109. This blended rate is slightly less than the expected rate of tax on pretax income. No benefit from FAS 109 is expected in the current fiscal year. The current fiscal year, however, has been affected by the Corporation's investment mix. A higher concentration of tax-free assets are now owned by First State resulting in an actual tax percentage that is less than would ordinarily be expected. The Corporation does not expect any material effects, with regard to rate of income tax on taxable income, from the business combination with OIB.








Comparison of Nine Months ended June 30, 1995 and June 30, 1994
---------------------------------------------------------------

First State recorded net income of $2.9 million, or $.75 per share, ($.72 per fully diluted share)for the nine month period ended June 30, 1995 compared to net income of $2.7 million, or $.71 per share, for the same period in 1994. Net interest income increased $907,000 and other income increased $1.3 million in the same period. Operating expenses and loan loss provisions also increased $1.5 million and $108,000, respectively, over the same 1994 period. Additional information regarding the components of the statement of income follow.

Total interest income increased $6.8 million during the nine month period ended June 30, 1995 compared to the same period in 1994. Interest income on loans of $7.1 million, offset by a $316,000 decrease in interest on mortgage-backed securities, mainly account for the change. Interest income on mortgage loans increased $5.4 million and interest on consumer and commercial loans increased $1.7. Both increases were attributable to the growth in the size of the loan portfolios. The loan portfolios totaled $506.1 million at June 30, 1995 compared to $402.8 million at June 30, 1994. Interest on mortgage-backed securities decreased $316,000 during the 1995 period mainly because of prepayments of such securities. Interest income from the investment securities portfolio increased $396,000 while interest income on investment securities available for sale decreased $360,000 in the 1995 period. The changes in income reflect the changes in the size of the portfolios. The investment securities portfolio increased to $23.3 million at June 30, 1995 from $19.8 million at June 30, 1994. The investment securities available for sale portfolio decreased to $10.0 million at June 30, 1995 from $18.3 million at June 30, 1994. A substantial portion of the investment securities available for sale portfolio were held by OIB and the securities were sold in October, 1994. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans. Adjustable rate and shorter term fixed rate loans are mainly originated for the loan portfolio while long-term fixed rate loans are mainly originated with the intent of selling the loans to others. If non-accrual loans of $13.9 million at June 30, 1995 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $1.0 million during the nine months ended June 30, 1995. The average yield on loans and investments was 8.25% at June 30, 1995.

Total interest expense increased $5.9 million in the nine months ended June 30, 1995, compared to the same period in 1994. The increase was principally due to the $5.2 million increase in interest expense on deposits. The increased interest expense was mainly attributable to the volume increase in the amount of deposits and also to the increased interest rates paid on deposits. The increased interest rates paid on deposits reflect the increases in general market interest rates. The average interest rate on deposits was 4.07% at June 30, 1995. Deposits increased to $543.2 million at June 30, 1995 from $451.1 million at June 30, 1994. The general increase in market interest rates has increased competition among financial institutions for the acquisition of deposits, particularly in the rates paid on certificates of deposit. The Bank continued to successfully market the special eight and fourteen month certificate of deposit programs which were introduced during the December 1994 quarter. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money increased $674,000 in the 1995 period mainly because of increased borrowings. Borrowings totaled $27.7 million at June 30, 1995 compared to total borrowings of $16.0 at June 30, 1994. The average cost of deposits and borrowings was 4.14% at June 30, 1995.

Net  interest  income increased $907,000 during the  nine  months
ended  June 30, 1995, compared to the same period in  1994.   The
interest income and interest expense elements of the changes in net interest income are described above.

The provision for loan losses amounted to $1.1 million in the nine months ended June 30, 1995. This was $108,000 more than the provision made in the same 1994 period. Loan loss reserves were $5.8 million at June 30, 1995. See the "Financial Condition" section of this report for additional details and a discussion of non-accrual loans, loss provisions, and loss reserves.

Total other income increased $1.3 million during the nine months ended June 30, 1995, compared to the same 1994 period. The principal changes from the 1994 period were an increase of $1.1 million in loan fees and other loan charges, an increase of $304,000 in the "other" category of other income, and a decrease in gain of sales of investments of $228,000. The decrease in gain on sales of investments reflects a loss on sale of investments of $144,000 in the 1995 period (attributable to the sale of several of OIB's investment securities in October 1994) compared to a $84,000 gain on sale of investments in the nine month period ended June 30, 1994. The increase in loan fees and service charges was mainly attributable to fees collected in connection with credit card activities and other consumer loan business. First State obtained a serviced credit card portfolio through the merger with Ocean Independent Bank and has expanded their business with the servicer. The effect of the accounting for this credit card portfolio has caused increases in the areas of consumer loan interest income; loan fees and other loan charges; and loan expenses. The increase in the "other" category of other income was mainly due to increased cash surrender values of life insurance policies on certain executive officers placed in effect in September, 1994. In addition the Bank settled several outstanding issues with the Internal Revenue Service (IRS) during the quarter. The Bank received refunds on issues dating back to 1974. The Bank received interest on these refunds totaling $117,000 that is reflected in this category.

Total  operating expenses increased $1.5 million during the  nine month period ended June 30, 1995 compared to the same 1994 period. The principal changes were an increase in loan expenses of $1.9 million, a decrease in compensation and employee benefits expense of $234,000, and a decrease of $325,000 in problem asset expenses. The increase in loan expenses was mainly due to servicing costs in connection with credit card activities. See discussion, above, regarding First State's credit card activities. The decrease in compensation and employee benefits was mainly attributable to the savings effected by the merger of OIB and also due to the elimination of employee stock ownership plan expenses (the plan was fully vested). The reduction in problem asset expenses is related to the reduction in problem assets in the 1995 period and to the reduction in Real Estate Owned writedowns.

The income tax expense of $1.4 million incurred in the nine month period ended June 30, 1995 and income tax expense of $1.0 million incurred in the nine month period June 30, 1994 was due to the generation of taxable income. The Corporation adopted the Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" ("FAS 109"), effective October 1, 1992. A blended rate of income tax expense was used over the fiscal year ended September 30, 1994, utilizing all remaining estimated benefit from the implementation of FAS 109. This blended rate is slightly less than the expected rate of tax on pretax income. No benefit from FAS 109 is expected in the current fiscal year. The current fiscal year, however, has been affected by the Corporation's investment mix. A higher concentration of tax-free assets are now owned by First State resulting in an actual tax percentage that is less than would ordinarily be expected. The Corporation does not expect any material effects, with regard to rate of income tax on taxable income, from the business combination with Ocean.


PART II.   OTHER INFORMATION

              FIRST STATE FINANCIAL SERVICES, INC.
----------------------------------------------------------------

Item 1.   Legal Proceedings
          -----------------
          The   company  is  not  engaged  in  any   legal
          proceedings  of a material nature at the present  time.
          From time to time, First DeWitt is a party to legal proceedings within the normal course of business.

Item 2.   Changes in Securities
          ---------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  None
          (b) No reports on form 8-K have been filed during the quarter ended June 30, 1995.



                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                First State Financial Services, Inc.


Dated:  08/15/95                By:   Michael J. Quigley, III
                                      --------------------------
                                      Michael J. Quigley, III
                                      Chairman, President and
                                      Chief Executive Officer

Dated:  08/15/95                By:   Emil J. Butchko
                                      --------------------------
                                      Emil J. Butchko
                                      Senior Vice President
                                      and Treasurer