Form 10-K
period 1995-09-30
FIRST STATE FINANCIAL SERVICES INC
filed 1995-12-29
CIK 820240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                FORM 10-K

                              ANNUAL REPORT
      PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                       Commission File No. 0-16532

                   First State Financial Services, Inc.
          (Exact name of registrant as specified in its charter)

                                 Delaware
                         (State of incorporation)

                                22-2823506
                   (I.R.S. Employer Identification No.)

                     1120 Bloomfield Avenue, CN 2449
                   West Caldwell, New Jersey 07007-2449
            (Address of principal office, including zip code)

                              (201)575-5800
           (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:  None
       Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.01 par value per share
                             (Title of Class)

Indicate  by  check  mark  whether the registrant (1)  has  filed  all  reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market System on December 21, 1995, was approximately $48.5 million.

The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of December 21, 1995, was 3,874,405.
                   DOCUMENTS INCORPORATED BY REFERENCE
1. Annual Report to Stockholders for the Fiscal Year ended September 30, 1995 (Part II).
2.   Proxy Statement for the 1995 Annual Meeting of Stockholders (Part III).



                            TABLE OF CONTENTS

Item No.       Description                                       Page

                                  Part I

   1           Business                                            3

   2           Properties                                         27

   3           Legal Proceedings                                  28

   4           Submission of Matters to a Vote of
               Security Holders                                   28



                                 Part II

   5           Market for Registrant's Common Equity and
               Related Stockholder Matters                        28

   6           Selected Financial Data                            28

   7           Management's Discussion and Analysis of
               Financial Condition and Results of Operations      28

   8           Financial Statements and Supplementary Data        28

   9           Changes in and Disagreements on Accounting
               and Financial Disclosure                           28

                                 Part III

  10           Executive Officers of the Registrant               29

               Incorporation by Reference                         29

                                 Part IV


  14           Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                            30
                                  Part I


Item I - Business

General First State Financial Services, Inc. ("First State" or the "Holding Company"), a Delaware business corporation, is a holding company whose principal subsidiary is First DeWitt Bank, (the Bank), an FDIC-insured federally chartered bank, headquartered in West Caldwell, New Jersey. The Holding Company was organized at the direction of the Bank in connection with the Bank's conversion from mutual to stock form of organization. The conversion was completed on December 29, 1987. On March 1, 1993, First DeWitt converted to a federal bank charter from a state chartered savings and loan association.

      The Bank conducts its business through 12 full-service banking offices located in Belleville, Bloomfield, Brick Township, Cedar Grove, Englishtown, Hopatcong, Morris Plains, Ocean, and West Caldwell, New Jersey, and is principally engaged in the business of attracting retail deposits from the general public and investing those funds in residential mortgage loans, consumer loans, and commercial loans. A thirteenth office was added in Toms River, New Jersey, subsequent to September 30, 1995. At September 30, 1995, the Bank had deposits of $567.7 million and loans of $528.9 million.

      Revenues of the Bank are derived principally from interest earned on loans, fees charged in connection with loans and banking services, and interest and dividends from investment and mortgage-backed securities. The Bank's primary sources of funds are deposit inflows, interest and principal repayments on loans outstanding, prepayment of loan balances, and proceeds from the sale of loans, borrowings, maturities and sales of investment securities and repayment of mortgage-backed securities.

      The Bank has three wholly-owned subsidiaries, Cedar Grove Service Corporation (CGSC), Southport (Wall) Associates (Southport) and Ridge (Caldwell) Associates (the Ridge). All three subsidiaries have completed their previous endeavors of real estate development and are now inactive. Southport and the Ridge were formed in order to facilitate completion of foreclosed condominium/townhouse construction loans.

      First State Financial Services, Inc. organized First State Investment Services, Inc., a wholly-owned subsidiary, primarily to offer professional financial services and new investment alternatives, such as tax deferred annuities, mutual funds, etc., to the Bank's customers.

Ratios.    The  following  table  sets  forth  certain  ratios  regarding   the
profitability of the Bank and the Holding Company:

                                                    Year ended September 30,
                                                      1995    1994    1993
 Return on assets (net income divided by
 average total assets)                                0.67%   0.70%   0.53%
 Return on equity (net income divided by
 average equity)                                     10.27%   9.62%   7.56%
 Equity-to-assets ratio (average equity divided
 by average assets)                                   6.56%   7.27%   6.99%
 Dividend payout ratio (dividends declared per
 share divided by net income per share)              20.79%  13.19%     --


Rate/Volume Analysis

      The  following  table  represents changes in  interest  income,  interest expense,  and  net  interest income which are attributable to  changes  in  the average  amounts  of  interest-earning assets and interest-bearing  liabilities outstanding and/or to changes in rates earned or paid thereon.  The net changes attributable to both volume and rate have been allocated proportionately.
                                                               Year Ended September 30,
                                                   1995 compared to 1994          1994 compared to 1993
                                                   Increase / (Decrease)          Increase / (Decrease)
                                                Volume      Rate       Net     Volume     Rate        Net
Interest Earning Assets
  Loans                                        $ 7,634    $ 2,140   $ 9,774   $ 1,720   $(1,122)   $   598
  Mortgage-backed Securities                      (301)       (48)     (349)     (334)     (239)      (573)
  Investment securities                            598         (1)      597      (114)      196         82
  Investmentents available for sale               (648)        69      (579)      561      (251)       310
  Federal Funds                                    (79)        67       (12)        1       (59)       (58)
  Investments required by law                       24        (41)      (17)      (30)      (18)       (48)
Total income on interest earning assets        $ 7,228    $ 2,186   $ 9,414   $ 1,804   $(1,493)   $   311

Interest Bearing Liabilities
  NOW and money market deposits                $   207    $    85   $   292   $   274   $  (462)   $  (188)
  Passbook accounts                               (563)      (108)     (671)      339    (1,021)      (682)
  Certificate accounts                           4,324      3,622     7,946      (343)     (888)    (1,231)
  Borrowed money                                   587        163       750        21       127        148
Total expense on interest bearing liabilities  $ 4,555    $ 3,762   $ 8,317   $   291   $(2,244)   $(1,953)

Net interest income                            $ 2,673    $(1,576)  $ 1,097   $ 1,513   $   751    $ 2,264

LENDING ACTIVITIES

The  bank  concentrates its lending activities in residential loans,  mortgage-
backed securities and consumer and commercial loans.  The following table  sets forth  the  composition  of  the  Bank's  loan  portfolio  and  mortgage-backed securities at the dates indicated.
                                 1995               1994                1993               1992               1991
                            Amount    %        Amount    %        Amount     %        Amount    %        Amount    %
                                                                (Dollars in thousands)
Real estate loans & mortgage-backed securities:
Residential:
   1-4 family            $ 284,449  51.32   $ 301,292  63.78   $ 247,520  60.09    $ 237,348  59.89   $ 239,632  59.29
   5 or more family         23,645   4.27      20,102   4.26      17,767   4.31       13,286   3.35       8,968   2.22
Commercial                  55,792  10.07      44,222   9.36      34,860   8.46       31,300   7.90      29,996   7.42
Construction &
   land (1)                 15,368   2.77      11,385   2.41       9,296   2.26       14,838   3.74      15,185   3.76
Loans held for
   resale                   67,219  12.13       3,095    .66      10,937   2.66       10,160   2.56      14,151   3.50
Mortgage-backed
   securities               18,915   3.41      18,835   3.99      26,022   6.32       30,811   7.78      40,792  10.09
Total                      465,388  83.97     398,931  84.46     346,402  84.10      337,743  85.22     348,724  86.28

Less:
Unearned discounts &
   deferred fees               338                850              1,373               1,648              1,545
Allowance for
   loan losses               4,634              4,918              6,614               5,891              6,252
Net                        460,416            393,163            338,415             330,204            340,927

Consumer loans:
Home equity                 27,442   4.95      26,350   5.58      26,915   6.54       24,137   6.08      21,689   5.36
Credit cards                19,729   3.56      10,338   2.19      11,289   2.74       10,008   2.52       8,844   2.18
Property
   improvement               1,405    .25       1,708    .36       2,284    .55        2,875    .73       3,539    .88
Student loans                  658    .12         530    .11         505    .12          775    .20         401    .10
Savings account              1,122    .20         935    .20         929    .23        1,277    .32       1,290    .32
Auto                         1,031    .19         627    .13         461    .11          380    .10         635    .16
Other                        1,990    .36       1,420    .30       1,940    .47        2,176    .55       2,614    .65
Total                       53,377   9.63      41,908   8.87      44,323  10.76       41,628  10.50      39,012   9.65

Less (Plus):
Unearned discounts &
   deferred fees              (136)              (128)              (125)               (120)               (99)
Allowance for
   loan losses                 493                341                253                 269                623
Net                         53,020             41,695             44,195              41,479             38,488

Commercial
   loans                    35,470   6.40      31,509   6.67      21,158   5.14       16,948   4.28      16,433   4.07

Less:
Unearned discounts &
   deferred fees               123                110                 67                  36                 23
Allowance for
   loan losses                 955              1,092              1,244                 840              1,137
Net                         34,392             30,307             19,847              16,072             15,273

Total loans & mortgage-
   backed securities     $ 554,235 100.00   $ 472,348 100.00   $ 411,883 100.00    $ 396,319 100.00   $ 404,169        100.00

Total net loans & mortgage-
   backed securities     $ 547,828          $ 465,165          $ 402,457           $ 387,755          $ 394,688
(1) Net of loans in process.

Origination, Purchase and Sale of Loans.

      Set forth below is a schedule showing the Bank's loan and mortgage-backed security activity for the years indicated:

                                              Year ended September 30,
                                            1995        1994         1993
                                               (Dollars in thousands)
Real estate loan originations;
Residential:
1-4 family                              $  89,216   $ 108,878    $ 121,165
5 or more family                            5,954       3,204       11,102
Construction and land development          18,735       9,763        1,904
Commercial                                 15,193      15,609        4,347
Total real estate loan originations       129,098     137,454      138,518

Consumer loan originations                 16,016      15,284       14,570
Commercial loan originations               34,733      33,348       15,043
Total loan originations                   179,847     186,086      168,131

Real estate loan purchases:
Residential:
1-4 family                                     36          --          134
5 or more family                               --          --           --
Commercial                                    256          --        2,038
Mortgage-backed securities purchased        5,809       5,048        5,920
Total purchases                             6,101       5,048        8,092

Total originations & purchases            185,948     191,134      176,223

Principal repayments & prepayments         92,835      96,753       91,606

Sales of:
Whole loans                                 6,924      19,820       65,610
Loan participations                            --          --           --
Mortgage-backed securities                  1,630       5,207           --
Consumer loans                                 --       6,570           --
Total sales of whole loans, loan
   participations, mortgage-backed
   securities and consumer loans            8,554      31,597       65,610

Transfers to real estate owned              2,672       2,319        3,443

Total principal repayments, sales
   and transfers                          104,061     130,669      160,659

Net increase in loans &
mortgage-backed securities              $  81,887   $  60,465    $  15,564


Loan Maturity.

      The following table sets forth certain information at September 30, 1995, regarding the dollar amount of loans maturing in the Bank's loan portfolio,  by type, on scheduled payments to maturity.
                          Total               Maturing Within Year:
                      Outstanding at ------------------------------------------------------
                       September 30,              1997-      1999-       2001-       2006-
                            1995        1996       1998       2000        2005        2025
                                                 ( Dollars in thousands)
Real estate loans:
Residential(1)          $ 375,313    $ 18,150   $ 40,728   $ 25,352   $  70,017   $ 221,066
Commercial                 55,792       3,117      3,312     12,511      18,588      18,264
Construction and land      15,368      10,500      4,868         --          --          --
Consumer loans             53,377      11,352     20,032      6,104      10,046       5,843
Commercial loans           35,470      14,765      4,779      1,480         433      14,013
Mortgage-backed
   securities(3)           18,915       1,728      3,487      2,534       3,368       7,798
Total(2)                $ 554,235    $ 59,612   $ 77,206   $ 47,981   $ 102,452   $ 266,984
 (1) Includes loans held for resale.
 (2) Of  the $494.6 million principal amount of loans maturing after September
     30,1996,  loans  with  an aggregate principal amount of  $223.1  million have fixed interest rates while $271.5 million have adjustable rates.
 (3) Excludes premiums and discounts.
(/TABLE>


     The following table sets forth residential mortgage loans at September 30, 1995, by yield range and percent of residential mortgage loans.

                      Yield Range               Amount   Percent
                                        (Dollars in thousands)
                      14.00% and above       $     942     .25%
                      13.00%  to 13.99%            570     .15
                      12.00%  to 12.99%            605     .16
                      11.00%  to 11.99%          1,377     .37
                      10.00%  to 10.99%          9,511    2.53
                       9.00%  to  9.99%         56,389   15.02
                       8.00%  to  8.99%        105,080   28.00
                       7.00%  to  7.99%        139,927   37.28
                       6.99% and below          60,912   16.24
                      Total  (1)             $ 375,313  100.00%
(1) Includes loans held for resale.


Residential Mortgage Lending.

      The  Bank  originates  fixed-rate loans  and  adjustable  rate  mortgages
("ARMs")  on  single-family and multifamily residential properties.   The  Bank
currently  originates  loans  with  maturities  from  5  to  30  years.   Loans
originated for sale in the secondary market are underwritten and originated  in accordance  with Federal Home Loan Mortgage Corporation ("FHLMC")  and  Federal
National Mortgage Association ("FNMA") standards which enables the Bank to sell or securitize these loans in the secondary mortgage market, except as described
below.   The Bank also originates fixed-rate and adjustable rate first mortgage loans  in  principal amounts above $203,150, the maximum limit permitted  under
FHLMC guidelines, generally to a maximum of $500,000.

      Generally,  the single-family residential ARMs offered by the  Bank  have interest  rates which adjust either after one, three or five years  based  upon the  one-,  three-  or  five-  year  U.S.  Treasury  Constant  Maturity  Index,
respectively.  The Bank has emphasized the origination of ARM loans.   Consumer
demand, however, has been in the area of fixed-rate loans over the past  fiscal
year.   The Bank has responded to this change in product preference by  selling the majority of its fixed-rate originations in the secondary market in order to conform to its asset/liability management policy.

      The Bank's residential mortgage loans include due-on-sale clauses that require repayment of the loan upon sale of the underlying property which has the effect of shortening the average term of existing loans by allowing for the amounts paid under such clauses to be used for new loan originations at current market rates.

     The Bank also originates ARMs and balloon mortgages secured by multifamily
residential  properties.   The underwriting criteria  used  by  the  Bank  when
evaluating  such loans are designed to minimize risk to the Bank.  The  primary method used by the Bank to evaluate a multifamily residential mortgage loan  is based  on an income approach pursuant to which the Bank determines if  the  net operating  income derived from gross rents from the project will be  sufficient to support the related debt and other associated costs.

      Upon  receipt of a loan application from a prospective borrower, a credit report is ordered to verify information relating to the applicant's employment, income,  and  credit standing.  The Bank generally requires that  the  borrower provide a minimum down payment of 20% of the appraised value or of the purchase price, whichever is greater, of the property being purchased or constructed  or
10%  if  the  borrower  obtains  private mortgage  insurance.   An  independent
appraisal  of  the real estate used to secure the proposed loan is  undertaken.
It  is the Bank's policy to obtain title insurance on all real estate loans and to  have borrowers obtain hazard insurance prior to closing. Additionally,  the
Bank  generally requires borrowers to advance funds on a monthly basis together with  their payment of principal and interest to a mortgage escrow account from which  the Bank makes disbursements for real estate taxes, and private mortgage insurance premiums, if any, as they become due.

     The Bank also services real estate loans for investors. The Bank receives a servicing fee, in the form of a portion of the interest rate on the loan, in exchange for their servicing efforts. The total loans serviced for others amounted to approximately $113.4 million, $115.2 million and $121.7 million at September 30, 1995, 1994 and 1993, respectively. The gross servicing fees received in return for servicing these loans totaled $390,000, $435,000, and $555,000, for the twelve months ended September 30, 1995, 1994 and 1993, respectively.


Consumer Lending.

     In recent years, the Bank has increased its emphasis on the origination of consumer loans in order to provide a broader range of financial services to its customers  and because the shorter term and normally higher interest  rates  on such loans help the Bank maintain a profitable interest rate spread between its average  loan yield and its cost of funds.  The Bank's consumer loan department offers  a variety of consumer loan products, including automobile loans,  loans secured  by passbook or certificate accounts, home equity loans, bridge  loans, personal  loans,  student loans guaranteed by the State  of  New  Jersey,  boat loans,  overdraft checking, AMEX line of credit, and Visa/Master credit  cards.
The  Bank has significantly expanded it's credit card operations over the  past year.  The expansion began with the portfolio acquired through the merger  with
Ocean  Independent  Bank  on  October 21, 1994. The arrangement  between  First
DeWitt Bank and the servicer of the credit cards, Applied Card Systems (ACS) of
Wilmington,  Delaware,  provides a guaranteed net  return  to  the  Bank.   All
interest and fees associated with the credit cards serviced by ACS are recorded
by  the Bank in their respective interest income and fee income accounts.   The
Bank  records  loan expense to offset the interest and fees to  arrive  at  the guaranteed net return.

Construction and Land Development Lending.

      The  Bank's  construction  loans  are  primarily  for  single-family  and multifamily  residential properties.  The Bank may also provide  the  permanent
financing  on  these  residential  construction  loans,  but  commitments   for
permanent  financing either from the Bank or another financial  institution  is
not  required as a condition to closing the residential construction loan.   In
those  instances when the Bank commits to provide the permanent financing,  the construction  loan  is  reclassified at the time  the  permanent  financing  is provided either as a residential or commercial real estate loan.  Also included in  construction  loans are land development loans, which  are  loans  for  the development of land into residential or commercial uses.

      The  underwriting criteria used by the Bank are designed to evaluate  and minimize  the  risks of each construction loan.  Among other things,  the  Bank generally considers an appraisal of the project, the reputation of the borrower and  the  contractor,  the  amount of the borrower's  equity  in  the  project,
independent   valuations   and  a  review  of   cost   estimates,   plans   and
specifications,  preconstruction  sale and  leasing  information,  current  and expected  economic conditions in the area of the project, cash flow projections of the borrower, and to the extent available, guarantees by the borrower and/or
third  parties.   Notwithstanding the above, construction and land  development loans  are  generally  viewed as riskier than loans  secured  by  single-family properties.

Commercial Lending

      The Bank offers loans for commercial purposes to businesses and to individuals. The loans are generally term loans and lines of credit which are reviewed annually. Term loans can be for a fixed or adjustable rate.

      Requests  for  commercial loans are reviewed as to their  viability,  the prospective  borrower's financial condition, and their  ability  to  repay  the
debt.   Also  taken  into  consideration  during  the  review  process  is  the collateral offered.  In some instances, these loans are secured by real  estate or  assets owned by either the individuals, principals of the business, or  the business itself.

Delinquent Loans, Classified Assets, and Allowances for Loan Losses.

     When a borrower fails to make a payment on a loan, the Bank takes steps to have  the borrower cure the delinquency and restore the loan to current status.
As  a matter of policy, the Bank commences collection procedures by sending the
borrower  a  late  notice once a loan payment is 15  days  past  due.   If  the
delinquency  exceeds  60  days  and  is not cured  through  the  Bank's  normal collection procedures, the Bank will institute measures to enforce its remedies resulting  from  the  default,  including,  in  the  case  of  mortgage  loans, commencing  a foreclosure action.  It is the policy of the Bank to  discontinue the accrual of interest when a loan is 90 days delinquent or collection becomes
uncertain.   In  addition, any accrued but unpaid interest  on  such  loans  is charged against current earnings.

      The aggregate amount of loans delinquent 90 days or more at September 30, 1995 was $18.5 million compared to $13.9 million at September 30, 1994 and $20.1 million at September 30, 1993. A slow recovery in the economy and in the New Jersey real estate market has negatively affected the loan portfolio. All of the loans included in this delinquent total have been classified by management.

      The  Bank  has  adopted a policy consistent with the OTS's classification system  for  problem assets of insured institutions, which covers  all  problem
assets.   Under  this classification system, problem assets are  classified  as
"substandard,"  "doubtful"  or "loss," depending on  the  presence  of  certain characteristics discussed below.

      An  asset  is considered "substandard" if inadequately protected  by  the current  net  worth  and paying capacity of the obligor or  of  the  collateral
pledged,  if  any.   "Substandard" assets include those  characterized  by  the
"distinct  possibility " that the insured institution will sustain "some  loss"
if  the  deficiencies are not corrected.  Assets classified as "doubtful"  have all  of the weakness inherent in those classified "substandard" with the  added characteristic  that the weaknesses present make collection  in  full,  on  the basis  of currently existing facts, conditions, and values, highly questionable and  improbable.  Assets classified "loss" are those considered "uncollectible"
and  of  such  little  value  that  their continuance  as  assets  without  the establishment of a specific loss reserve is not warranted.

       When   an  insured  institution  classifies  problem  assets  as  either substandard  or  doubtful, it is required to establish general  allowances  for loan  losses  in  an  amount deemed prudent by management.  General  allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When insured institution classifies  problem  assets  as "loss" it is required  either  to  establish  a specific  allowance  for losses equal to 100% of the amount  of  the  asset  so classified or to charge off such amount.  An institution's determination as  to the classification of its assets and the amount of its valuation allowances  is subject to review by the OTS examination staff, who can order the establishment of additional general or specific loss allowances.

     The Bank regularly reviews the problem loans in its portfolio to determine
whether   any  loans  require  classification  in  accordance  with  applicable
regulations.   On  the basis of such periodic review, management  of  the  Bank classified $24.1 million as substandard assets, $4.7 million as doubtful  loans and $1.7 million as loss at September 30, 1995.  The substandard classification included  all assets currently included in the real estate owned balance  sheet caption in addition to other classified loans.  The impact of these actions  is reflected  in the general allowance, the provision for loan losses  and  losses charged against the allowance.

Nonperforming assets were as follows:
                                  1995       1994       1993       1992       1991
                                               (Dollars in thousands)
 Nonaccrual Loans:
  Mortgage loans               $ 16,280   $ 12,231   $ 16,868   $ 22,132   $ 20,446
  Consumer & Cml loans            2,223      1,711      3,242      4,132      2,231
                                 18,503     13,942     20,110     26,264     22,677
  Real estate owned               8,564     10,004     15,320     18,968     24,376
  Current restructured loans      3,476      4,165      3,872      3,644      4,450
  Other nonperforming assets         --         --        558        29         266
  Total nonperforming assets   $ 30,543   $ 28,111   $ 39,860   $ 48,905   $ 51,769

     Loans are classified as nonaccrual if they become 90 days or more past due or collection becomes uncertain. When a loan is classified nonaccrual, the accrual of income is discontinued and any accrued but unpaid interest is reversed against current earnings.

      Interest income recognized on nonperforming loans for the twelve months ended September 30, 1995, 1994,and 1993 totaled $340,000, $243,000 and $370,000, respectively.

      The following table presents information concerning the Bank's allowance for possible loan losses and charge-offs for the years indicated.

                           1995       1994      1993      1992      1991
                                   (Dollars in thousands)
Balance at beginning
  of period               $ 6,351   $ 8,111   $ 6,999   $ 8,011   $ 7,745
Charge-offs:
  Residential                   -        92       489     1,745     3,902
  Commercial real estate      351     1,134         0       285       580
  Construction & land       1,216     2,012       726     1,555       677
  Consumer                    103        74       373        93        73
  Commercial                  321       579       200       209       664
Total                       1,991     3,891     1,788     3,887     5,896
Recoveries:
  Residential                  20        32       150         0        12
  Commercial real estate       --       357         0         0         0
  Construction & land          --         5       288       182       115
  Consumer                     24        12        22        12        15
  Commercial                   28         3         0         4         0
Total                          72       409       460       198       142
Net charge-offs             1,919     3,482     1,328     3,689     5,754
Additions charged to
   operations               1,650     1,892     2,440     2,677     6,020
Pooling adjustment             --      (170)       --        --        --
Balance at end of period  $ 6,082   $ 6,351   $ 8,111   $ 6,999   $ 8,011
Ratio of net Charge-offs
   during period to avg.
   loans outstanding
   during period            0.394%    0.889%    0.358%    1.041%    1.430%

      In the following table, the allowance for loan losses has been allocated by category for purposes of complying with the disclosure requirements of the Securities and Exchange Commission ("SEC"). The amount allocated on the following table to any category should not be interpreted as an indication of future losses on any category, since the Bank's allowance is a general allowance.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                            At September 30,
                                                        (Dollars in thousands)
                         1995               1994               1993               1992               1991
                            Percent            Percent            Percent            Percent            Percent
                           of total           of total           of total           of total           of total
                   Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
Allocated to:
 Residential      $ 2,398   70.11%   $ 1,608   71.55%   $ 1,535   71.59%   $ 1,482   71.35%   $ 2,086   72.31%
 Commercial
   real  estate       935   10.42%       914    9.75%     1,799    9.03%       834    8.56%       602    8.25%
 Construction
   and land         1,301    2.87%     2,396    2.51%     3,287    2.41%     3,575    4.06%     3,864    4.18%
 Consumer             393    9.97%       341    9.24%       253   11.49%       268   11.39%       323   10.74%
 Commercial         1,055    6.63%     1,092    6.95%     1,237    5.48%        40    4.64%     1,136    4.52%
                  $ 6,082  100.00%   $ 6,351  100.00%   $ 8,111  100.00%   $ 6,999  100.00%   $ 8,011  100.00%

Investment Activities

      The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations, such as United States Government and federal agency securities. This requirement, which may be varied by OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's ratios were 6.13%, 5.51% and 7.05% at September 30, 1995, 1994, and 1993, respectively.
The Bank anticipates maintaining its liquidity at or above the level required by regulatory agencies.

      The  following tables set forth certain information regarding the  Bank's investments:
                                              1995       1994       1993
                                              (Dollars in thousands)
Investment Securities:
Held to Maturity Portfolio:
  U.S. Treasury securities                $  1,256   $     --   $     --
  U.S. Government & Agency obligations       9,647      8,713      4,018
  Municipal obligations                      9,986     11,056        197
                                            20,889     19,769      4,215
Available for Sale Portfolio:
  U.S. Treasury securities                   1,001      5,670      5,538
  U.S. Government & Agency obligations          --      2,445      2,388
  Municipal obligations                      2,717         --         --
  U.S. Government mutual funds                 221        606      8,564
  Adjustable rate mortgage mutual funds      7,407      8,885      4,182
  Commercial paper mutual funds                419         --         --
  Other investments                             34         33         25
                                            11,799     17,639     20,697
Total investment portfolio                $ 32,688   $ 37,408   $ 24,912

Average life ( in years ) of total
Investment portfolio (1)                     10.4        6.5        4.9
(1) Excludes mutual funds
                                                 At September 30,1995
                                         Average
                                         Life in   Amortized    Market  Average
                                          Years      Cost       Value   Yield(1)
                                                (Dollars in thousands)
Investment Securities:
Held to Maturity Portfolio:
  U.S. Treasury securities                1.52     $  1,256   $  1,268  6.33                               %
  U.S. Government & Agency obligations    4.39        9,647      9,486  5.98
  Municipal obligations                   7.92        9,986      9,903  6.87
Total                                     5.90       20,889     20,657  6.42(1)
Available for Sale Portfolio:
  U.S. Treasury securities                1.67     $  1,007   $  1,001  5.68
  Municipal obligations                  17.12        2,728      2,717  7.91
  U.S. Government mutual funds              --          236        221  6.20
  Adjustable rate mortgage mutual funds     --        7,475      7,407  6.37
  Commercial paper mutual funds             --          419        419  5.25
  Other investments                       5.26           28         34  6.97
Total                                    12.90(2)  $ 11,893   $ 11,799  6.62
Total investment portfolio                6.96(2)  $ 32,782   $ 32,456  6.49                               %
(1) Tax equivalent yield
(2) Excludes mutual funds

                                                       Maturity at September 30, 1995
                                   1 Year or less    1 to 5 Years     6 to 10 Years    More than 10 Years
Held to Maturity Portfolio:
  U.S. Treasury securities        $    410  5.86%   $   846  6.56%   $   --       %   $    --      %
  U.S. Government & Agency
     obligations                       199  6.27      7,255  5.87      1,622  6.58        571  5.62
  Municipal obligations              1,821  6.18        460  5.81      3,650  7.08      4,055  7.10
Total                                2,430  6.13%     8,561  5.93      5,272  6.93      4,626  6.92
Available for Sale Portfolio:
  U.S. Treasury securities              --            1,007  5.68         --               --
  Municipal obligations                 --               --               --            2,728  7.91
  Mutual funds                       8,130  6.30         --               --               --
  Other investments                     --               --               28  6.97         --
Total                                8,130  6.30      1,007  5.68         28  6.97      2,728  7.91
                                  $ 10,560  6.26%   $ 9,568  5.90%   $ 5,300  6.93%   $ 7,354  7.29%
(1) Tax equivalent yield.

Sources of Funds

      General. Deposits are the primary source of the Bank's funds for lending and other general business purposes. In addition to deposits, the Bank obtains funds from loan repayment and prepayments, advances from the FHLB of New York and other borrowings and from sales of loans.

     Deposits. The Bank has a number of different deposit programs designed to attract both short-term and long-term deposits. These programs include passbook, statement savings and club accounts, commercial checking, NOW accounts, money market checking and passbook, IRA, SEPP and Keogh retirement accounts, certificate accounts which include jumbo certificates in denominations of $100,000 or more, and credit card services to individuals and businesses. In recent years the Bank has emphasized attracting noninterest bearing commercial checking and NOW accounts.

      The Bank's deposits are obtained primarily from residents of the five counties in the state of New Jersey where the Bank's offices are located. The majority of the deposits are obtained from residents of Essex County where the Bank has six offices. The principal methods used by the Bank to attract deposit accounts include offering a wide variety of services and accounts, competitive interest rates, and convenient office hours and locations.


     The following table presents the deposit activity of the Bank for the year indicated.

                                     Year ended September 30,
                                    1995         1994         1993
                                      (Dollars in thousands)
     Deposits                   $ 623,172    $ 411,106    $ 353,845
     Withdrawals                  555,480      376,841      365,423
     Net deposits (withdrawals)    67,692       34,265      (11,578)
     Interest credited             20,654       13,087       15,188
      Net increase in deposits  $  88,346   $   47,352   $    3,610


      The following table presents the average nominal interest rates on certificate accounts outstanding at September 30, 1995.

                                                    Percent of       Average
                                        Amount    Total Deposits   interest rate
                                                 (Dollars in thousands)
Market rate certificates maturing
 in the quarter ending:
  December 31, 1995                  $ 107,044        18.86%          5.13%
  March 31, 1996                       100,262        17.66           5.58
  June 30, 1996                         12,589         2.22           6.02
  September 30, 1996                    78,175        13.77           5.62
  December 31, 1996                      4,953          .87           6.28
  March 31, 1997                         4,220          .74           6.22
  June 30, 1997                          3,993          .70           6.30
  September 30, 1997                     5,387          .95           6.20
  Oct. 1, 1997 - Sept. 30, 2005         17,595         3.10           6.54
  Total certificate accounts         $ 334,218        58.87%          5.54%


At September 30, 1995 the Bank had jumbo certificate accounts in the amount of $100,000 or more maturing as follows:

                                            Amount
                                         (In thousands)
           Within:
             One Year                     $ 55,341
             One to Three Years              9,443
             Three to Five Years             2,680
               Total                      $ 67,464



Borrowings

      The Bank obtains advances from the FHLB of New York which are secured by its capital stock in the FHLB of New York and certain of the Bank's first mortgages and participation certificates. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or an assessment of the Bank's creditworthiness. The FHLB of New York advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. In addition, the Bank maintains a $60.4 million line of credit with the FHLB of New York.

     The Bank entered into a reverse repurchase agreement with Merrill Lynch on September 30,1994, which matured on October 19,1994. The interest rate on the agreement was 5.15%. The securities underlying the agreement consisted of U.S. Treasury notes with a book value of $3.1 million. There have been no other reverse repurchase agreements during the past three years.

     The following table sets forth information with respect to borrowings:

                                                     At September 30,
                                                1995       1994       1993
                                                  (Dollars in thousands)

  Borrowings outstanding                     $ 23,105   $ 31,738   $  5,680
  Weighted average rate paid on borrowings      6.76%      5.75%      4.03%


                                                  Year Ended September 30,
                                                 1995       1994       1993
                                                   (Dollars in Thousands)
  Maximum amount of borrowings
   outstanding at any month end:              $ 27,730   $ 31,738   $ 17,593

  Approximate average borrowings outstanding  $ 18,028   $  7,048   $  6,620
  Approximate weighted average rate paid         6.16%      5.12%      3.22%


Holding Company Subsidiaries

      First State is a Delaware corporation which acquired all of the stock of the Bank upon its conversion from a New Jersey state chartered mutual savings and loan association to a New Jersey state chartered stock savings and loan association. The stock conversion was completed on December 29, 1987. The Bank converted to a federal savings bank charter on March 1, 1993 and on August 1, 1994, the institution became known as First DeWitt Bank. The information and consolidated financial statements in this annual report of First State relates primarily to its wholly-owned subsidiary, First DeWitt Bank, through which First State conducts its principal business activity, and also First State Investment Services, Inc., an investment services company.

      The Bank has three wholly-owned subsidiaries, Cedar Grove Service Corporation (CGSC), Southport (Wall) Associates (Southport) and Ridge (Caldwell) Associates (the Ridge). All three subsidiaries have completed their previous endeavors of real estate development and are now inactive. Southport and the Ridge were formed in order to facilitate completion of a foreclosed condominium/townhouse construction loans.

      First State organized First State Investment Services, Inc., a wholly-owned subsidiary, primarily to offer professional financial services and new investment alternatives to First DeWitt's customers.


Competition

      The Bank faces significant competition both in originating mortgage and consumer loans and in attracting deposits. The Bank's competition for loan originations comes principally from savings and loan associations, savings banks, mortgage banking companies (many of which are subsidiaries of major commercial banks), insurance companies and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and other financial institutions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. Competition may increase as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. Many of the Bank's competitors, whether traditional financial institutions or otherwise, have much greater financial and marketing resources than those of the Bank.

     The Bank competes for loans principally through the interest rates and the loan fees it charges as well as the efficiency and quality of services it provides borrowers and their real estate brokers. It competes for deposits through pricing, convenience, location of offices and the offering of a variety of deposit accounts.


Regulation and Supervision

General

      The Bank is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC primarily through the Savings Association Insurance Fund ("SAIF")($64.1 million of deposits at September 30, 1995, were insured through the Bank Insurance Fund (the "BIF"), the deposit insurance fund that insures most commercial bank deposits). The Bank is subject to extensive regulation by the OTS and the FDIC, as the deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to assess the Bank's financial condition and test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is included primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. The Holding Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.


Federal Deposit Insurance Corporation Improvement Act of 1991

       On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. While the FDICIA primarily addresses additional sources of funding for the Bank Insurance Fund, which insures the deposits of commercial banks and savings banks, it also imposes a number of new mandatory supervisory measures on savings associations and banks.

      Among other things, FDICIA requires the federal banking agencies to take prompt corrective action if a depository institution fails to satisfy certain minimum capital requirements. The prompt corrective action regulations define five specific capital categories. The capital categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter be undercapitalized. Institutions categorized as "undercapitalized" are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, and subject to growth limitations, among other restrictions. More severe restrictions may be imposed on a "significantly undercapitalized" institution, including requirements to raise additional capital, sell assets, or sell the entire institution. Critically undercapitalized institutions are generally placed in receivership or conservatorship. For an institution to be classified as "well capitalized," it must have a core ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. To be considered "adequately capitalized," an institution must generally have a core ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. The Bank is considered "well capitalized" under the above definitions.

      Pursuant to FDICIA, the FDIC established a risk-based assessment system for deposit insurance and authorizes the FDIC to privately reinsure up to 10% of its risk of loss with respect to an institution and base its assessment on the cost of such reinsurance.

     FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer-oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also includes a Truth in Savings provision which requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

      Section 112 of FDICIA also imposes numerous reporting requirements and internal control procedures upon institutions with assets greater than $500 million. First DeWitt was subject to the reporting requirements of Section 112 of FDICIA as of September 30, 1995.


Federal Regulation of Savings Institutions

      Business Activities. The activities of savings institutions are governed by the Home Owner's Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), which was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions and imposing bank-like standards on savings institutions. FDICIA also amended certain provisions of the HOLA and the FDI Act. As a result of FIRREA, and FDICIA, the operations of savings institutions, including the Bank, have been significantly affected. The federal banking statutes, as amended by the FIRREA and FDICIA: (1) restrict the use of brokered deposits by troubled savings institutions that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) generally restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, (5) permit bank holding companies to acquire healthy savings institutions, and (6) require the federal banking agencies to establish by regulation loan-to-value limitations on real estate lending.

      Loans to One Borrower. Under the HOLA, as amended, savings institutions are generally subject to the national bank limits on loans to one borrower. Savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. The Bank's limitation at September 30, 1995, is approximately $6.0 million. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The OTS can impose more stringent limits if deemed necessary to protect safety and soundness.

      QTL Test. The HOLA, as amended, requires savings institutions to meet a qualified thrift lender test ("QTL"). Effective July 1, 1991, savings institutions were required to maintain 70% of their portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets) in "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) and continue to meet such test for each subsequent two-year period.

      The FDICIA liberalized the QTL test by reducing the qualified thrift investment percentage that must be maintained from 70% to 65%, increasing the amount of liquid assets excludable from portfolio assets, and expanding the definition of qualified thrift investments. As of September 30, 1995, the Bank met the QTL test.

      Enforcement. Under the FDI Act, the OTS has primary federal enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. In addition, regulators have significant flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements, or engages in unsafe or unsound practices. Possible enforcement action includes the imposition of a capital plan, capital directive, or cease and desist order, removal of directors or officers and receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

      Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operation of the OTS. The general assessment is paid on a semi-annual basis, is computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank's OTS assessment for the year ended September 30, 1995 was $126,000.

      The OTS Capital Requirements. The OTS capital regulations currently require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and a 8.0% total risk based capital ratio. Core capital is defined as common stockholder's equity (including retained earnings), noncummulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS regulations also require that in meeting the leverage ratio, tangible and risk-based capital standard institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

      In April, 1991, the OTS issued a proposal to amend the regulatory capital regulations to establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for institutions in the strongest financial and managerial condition, with a 1 MACRO Rating (the highest rating of the OTS for savings institutions). For all other institutions, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. In determining the amount of additional capital under the proposal, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual institution through the supervisory process on a case-by-case basis. Based on this criteria, the Bank anticipates that the OTS would require it to maintain a leverage ratio of 4-5%. Although the OTS has not yet adopted this regulation in final, generally a savings association that has a leverage capital ratio of less than 4.0% will be deemed to be "undercapitalized" under the OTS prompt corrective action rule and consequently, may be subject to various limitations on lending activities.

      The  risk-based  capital standard for savings institutions  requires  the
maintenance   of  total  capital  (which  is  defined  as  core   capital   and
supplementary capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

     At September 30, 1995, the Bank met each of its capital requirements. The Bank's tangible and leverage ratios were both 5.87%. This exceeded applicable requirements by 4.37% or $27.8 million (tangible), and 2.87% or $18.3 million (leverage). The Bank's risk-based capital ratio was 10.52%, which exceeded applicable requirements by 2.52% or $10.2 million.

      Effective December 31, 1992, the OTS requires all savings banks to use fair value for valuation of foreclosed assets including repossessed assets.
Previously, foreclosed assets could be carried at the lower of cost or net realizable value. Under this rule, after foreclosure, foreclosed assets must be carried at the lower of cost or fair value based on the assumption that such assets are held for sale. Accordingly, the OTS removed the previous risk weight assignment of 200 percent and assigned foreclosed assets a risk weight of 100 percent.

      The OTS has issued a rule which would set forth the methodology for calculating an interest rate component that would be incorporated in the OTS regulatory capital rule. The rule replaces an earlier proposal by the OTS to calculate interest rate risk. Under the new rule, only savings associations with "above normal" interest rate risk exposure (i.e., where an institution's market value portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) would be required to maintain additional capital. The additional capital that such an institution would be required to maintain would be equal to one half the difference between its measured interest rate risk and 2%, multiplied by the market value of its assets. That dollar amount of capital would be in addition to an institution's existing risk-based capital requirement. The OTS has adopted a final form of this regulation, but has postponed the effectiveness. Based on management's preliminary analysis, this regulation is not expected to materially impact the Banks capital requirements.

      The following table summarizes the Bank's current capital requirements at September 30, 1995:


                            At September 30, 1995
             Capital               Actual              Excess
             Requirement  %       Capital     %        Capital    %
                           (Dollars in thousands)
Tangible     $  9,563   1.5%     $ 37,404   5.9%     $ 27,841   4.4%
Leverage       19,126   3.0        37,404   5.9        18,278   2.9
Risk-based     32,273   8.0        42,448  10.5        10,175   2.5


      Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified
United States Government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawals deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank for September, 1995 was 6.13%, which exceeds the applicable 5% liquidity requirement. Its short-term liquidity ratio for September, 1995, was 3.36 %.

      Insurance or Deposits Accounts. The Bank paid $1.2 million in federal deposits insurance premiums to the FDIC for the year ended September 30, 1995. For the semiannual assessment period beginning January 1, 1993, a risk-based insurance system was implemented by the FDIC pursuant to the FDICIA. Under the rule implementing the risk-based system, the FDIC assigns an institution to one of three capital categories based on the institution's June 30, 1992, financial information, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which differing assessment rates are applied. Assessment rates range from .23% of deposits for an institution in the highest category (i.e., well-capitalized and "healthy") to .31% of deposits for an institution in the lowest category (i.e., undercapitalized and "substantial supervisory concern"). The Bank's SAIF assessment rate is .26% of deposits.

      The deposits of the Bank are insured by the FDIC primarily through the Savings Association Insurance Fund ("SAIF") ($64.1 million of deposits at September 30, 1995 were insured through the Bank Insurance Fund (the "BIF"), the deposit insurance fund that insures most commercial bank deposits). Both the SAIF and the BIF are statutorily required to be recapitalized to a level equal to 1.25% of insured deposits. Members of the SAIF are currently paying average deposit insurance premiums of between 24 and 25 basis points per $100 of insured deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest.

      On August 8, 1995, the FDIC established a new assessment rate schedule of 4 to 31 basis points for BIF members beginning on or about June 30, 1995. Under the new assessment rate schedule, approximately 92% of BIF members will pay the lowest assessment rate of 4 basis points. With respect to SAIF member institutions, the FDIC determined to retain the existing assessment rate schedule of 23 to 31 basis points per $100 of insured deposits. In announcing the assessment reduction for BIF deposits, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. Moreover, the FDIC has announced that for the six month period commencing January 1, 1996, no insurance assessment will be levied with respect to an estimated 90% of the banks that are members of BIF.

      Legislation is pending in Congress to recapitalize the SAIF by a one-time charge to SAIF insured institutions of approximately $.85 to $.90 for every $100 of assessable deposits, and to eventually merge the SAIF with the BIF. If the Bank were subject to a special assessment of $.85 for every $100 of assessable deposits, the Bank would be required to pay approximately $4.3 million, or $2.7 million net of income taxes, based upon its deposits at September 30, 1995.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Limitation on Capital Distributions. The OTS imposes limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions would require prior regulatory approval. As of September 30, 1994, the Bank was a Tier 1 Association. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted or eliminated. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Moreover, the FDICIA provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the distribution.

      Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Holding Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may occur only under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c)8 of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

      The Bank's authority to extend credit to executive officers, directors, and 10% or greater shareholders, as well as entities such persons control, is currently governed by Sections 22(g) and 22(h) of the FRA and Subpart A of Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms and conditions that are substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans, individually and in the aggregate, the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. Pursuant to amendments made by the FDIC's loans to executive officers are further restricted in terms of the amounts and types of loans that can be made. OTS regulations, with the exception of minor variations, apply Regulation O to savings associations.

      Community Reinvestment and Other Consumer Compliance Laws. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of the CRA ratings. The OTS also reviews the Bank's performance under other consumer compliance regulations, in addition to the CRA. The consumer regulations include, among others, the Equal Credit Opportunity Act, the OTS Nondiscrimination Regulations, the Bank Secrecy Act, the Truth in Lending Act, the Electronic Funds Transfer Act, and the Real Estate Settlement Procedures Act. The Bank received an "outstanding" CRA rating based on its 1995 CRA examination.


Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-NY stock at September 30, 1995 of $3.7 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the year ended September 30, 1995, dividends from the FHLB-NY to the Bank amounted to $263,000. Should dividends be reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced. Further there can be no assurance that the impact of the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-NY stock held by the Bank.



Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.3 million or otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.


Holding Company Regulation

      The Holding Company is a nondiversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examination supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary savings and loan holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) or the BHC Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation for multiple holding companies as of March 5, 1987. Such activities include mortgage banking, consumer finance, fiduciary activities, securities brokerage and insurance agency.

     The OTS is prohibited from approving any acquisitions that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Although the conditions imposed upon acquisitions in those states which have enacted such legislation vary, most such statutes are of the "regional reciprocity" type which require both that the acquiring holding company be located (as defined by the location of its subsidiary savings institutions) in a state within a defined geographic region and that the state in which the acquiring holding company is located have enacted reciprocal legislation allowing savings institutions in the target state to purchase savings institutions in the acquiror's home state on terms no more restrictive than those imposed by the target state on the acquiror. Some states authorize acquisition by out-of-state holding companies only in supervisory cases, and
certain   states   do   not   authorize  interstate  acquisitions   under   any
circumstances. OTS regulations do, however, permit federal savings associations and banks to branch across state lines.

      Federal law generally provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of a federally-insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition.

      Such acquisitions of control may be disapproved if it is determined among other things, that (i) the acquisition would substantially lessen competition;
(ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control of such person.


Taxation

           Federal.   First  State files a calendar year  consolidated  federal
income tax return with its subsidiaries, and reports its income and expense using the accrual method of accounting.

      Savings institutions are generally taxed in the same manner as other corporations. However, unlike other corporations, qualifying savings institutions such as the Bank are allowed to establish a reserve for bad debts and are permitted to deduct additions to that reserve for each tax year. For purposes of computing the addition to the Bank's bad debt reserve, the loans are separated into "qualifying real property loans" (in general, loans secured by interests in improved real property) and all other loans ("nonqualifying loans"). The deduction with respect to qualifying real property loans may be determined using the most favorable of the following two methods: (i) a method based on the institution's actual loss experience (the "experience method"), or
(ii) a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for nonqualifying loans must be computed under the experience method. The deduction for qualifying real property loans is then reduced by an amount equal to all or part of the deduction for nonqualifying loans if the percentage of taxable income method is used. The net effect of this special bad debt deduction is that the maximum effective federal income tax rate on income, computed without regard to actual bad debts and certain other factors, for qualifying institutions using the percentage of taxable income method is 31.28% for taxable years beginning on or before July 1, 1986, or beginning after June 30, 1987. The effective rate was 36.80% for taxable years beginning in the period between those dates, such as the Bank's 1987 taxable year, because "blended" maximum corporate income tax rates were in effect for that period. The Bank used the experience method in calendar years 1993 and 1994, and anticipates using the experience method in calendar year 1995.

      The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First , under the percentage of taxable income method the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Second, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at such time. Third, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group, as the Bank does, is required to reduce proportionately its bad debt deduction for losses attributable to activities of nonsavings institution members of the consolidated group that are "functionally related" to the savings institution member. (The savings institutions member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the nonsavings institution members realize income in future years from their "functionally related" activities.) Fourth, the full deduction is available only if at least 60% of the savings institution's assets fall within certain designated categories. In addition, if the savings institution's percentage of these assets falls below the 60% level, the institution will be required to restore some or all of its bad debt reserve to taxable income.

      As of September 30, 1995, the Bank's bad debt reserve for Federal income tax purposes totaled approximately $10.0 million. To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes a distribution to the Holding Company, as its sole stockholder, that is considered withdrawn from the reserve, included in pre-tax income will be the amount actually distributed plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for Federal income tax purposes, however, will not be considered to result in withdrawals from the Bank's bad debt reserves. Dividends in excess of the Bank's current and accumulated earning and profits, distributions in redemption of stock and distributions in partial or complete liquidation of the Bank will be considered to result in withdrawals from the Bank's bad debt reserves for this purpose.

      The FASB has issued Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," ("FAS 109"), which supersedes Statement of Financial Accounting Standards 96, "Accounting for Income Taxes" (FAS 96"). The Corporation adopted FAS 109 as of October 1, 1992. The Corporation previously accounted for income taxes under Accounting Principles Board Opinion No. 11 ("APB 11"), having elected not to adopt FAS 96 prior to its required effective date. FAS 109 has changed the Corporation's method of accounting for income taxes from the deferred method required under APB 11 to the asset and liability method. Under the deferred method, annual income tax expense is matched with pretax accounting income by providing deferred taxes at current tax rates for temporary differences between the determination of net income and financial reporting and tax purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The acquisition of Ocean on October 21, 1994, warranted a reduction of the valuation allowance associated with FAS 109.

State Taxation. The Bank is taxed under the New Jersey Savings Institution Tax Act. This Act exempts the Bank from all other taxes imposed by the State for State income tax purposes, and from all local taxation imposed by political subdivisions. The Savings Institutions Tax is an excise tax upon the privilege of doing business in the State of New Jersey at the rate of 3% per annum.

      The Bank's Federal and State income tax returns have not been audited during the past five years.

      For information regarding federal and state taxes, see Note 10 of the Notes of Consolidated Financial Statements.


Item 2 - Properties

      The Bank conducts its business through 12 full-service offices located in Essex, Monmouth, Morris, Ocean, and Sussex Counties, New Jersey. In addition to its branch offices, the Bank owns and occupies a portion of the second floor of the building as its corporate headquarters. The building also houses a full-service branch office, a consumer loan department, and a commercial loan department.

      The Bank's 12 branch network is the result of mergers in 1977, 1982 and 1994, as well as the purchase of two branches in 1985 and the opening of two new offices in 1987 and one in 1993 (an additional new office was opened in October, 1995).


Personnel

       At September 30, 1995, the Holding Company and subsidiaries had approximately 142 employees, including approximately 38 part-time employees. The Bank's employees are not represented by any collective bargaining group. The Bank considers its employee relations to be excellent.


Item 3 - Legal Proceedings

      At September 30, 1995, and for the year ended on that date, the Company and the Bank were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business which are believed by management, with the advice of counsel, to be immaterial to the business and financial condition of the Company and Bank.


Item 4 - Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended September 30, 1995.

                                        Part II

Item 5 - Market for Registrants Common Equity and Related Stockholder Matters

Stockholder Information

Executive Offices
     1120 Bloomfield Avenue, CN 2449
     West Caldwell, New Jersey 07007-2449

Annual Meeting
     The annual meeting of First State Financial Services, Inc. will be held at Mayfair Farms, 481 Eagle Rock Avenue, West Orange, New Jersey 07052, on January 17, 1996 at 10:00 a.m. Eastern Time.

Market Information for Common Stock
      The common stock is traded over-the-counter and is quoted on NASDAQ National Market System under the symbol "FSFI." At December 1, 1995 there were 1,203 holders of record of First State's common stock, as reported on the NASDAQ National Market System, as well as information regarding dividends declared during such periods.

          Fiscal 1995                               High         Low
          Quarter ended September 30, 1995   $     13.250  $    12.125
          Quarter ended June 30, 1995              12.250        9.250
          Quarter ended March 31, 1995              9.500        6.750
          Quarter ended December 31, 1994           8.750        6.625

          Fiscal 1994                               High         Low
          Quarter ended September 30, 1994   $      8.750  $     7.750
          Quarter ended June 30, 1994               8.125        6.375
          Quarter ended March 31, 1994              7.000        6.375
          Quarter ended December 31, 1993           7.250        6.125

Stockholder Relations
     Stockholders are encouraged to contact the Secretary with any questions or comments about their investments. A copy of the Annual Report or Form 10-K for the year ended September 1995, as filed with the Securities and Exchange Commission, will be furnished without charge to stockholders as of the record date upon written request to the Secretary.

     Direct Inquiries to:
               Marie G. Martino, Secretary
               First State Financial Services, Inc.
               1120 Bloomfield Avenue, CN 2449
               West Caldwell, New Jersey 07007-2449
               (201) 575-5800

Registrar and Transfer Agent
     Registrar and Transfer Company
     10 Commerce Drive
     Cranford, New Jersey 07016

Independent Auditors
     KPMG Peat Marwick LLP
     150 John F. Kennedy Parkway
     Short Hills, New Jersey 07078

Attorneys
     Gaccione, Pomaco and Beck          Luse Lehman Gorman Pomerenk & Schick
     523 Union Avenue                   5335 Wisconsin Avenue, N.W.
     Belleville, New Jersey 07109       Washington, DC 20015

Subject to applicable law, the Board of Directors of the Bank and of the Corporation may each provide for the payment of dividends.

Future declaration of cash dividends by First State will depend upon dividend payments by the Bank to the Corporation, which is its primary source of income. Under Office of Thrift Supervision ("OTS") regulations, if the Bank satisfies all applicable capital requirements, the Bank is permitted to pay cash dividends during a calendar year in an amount equal to 100% of its net income to date during that calendar year plus 50% of the amount by which its capital exceeds its capital requirements at the beginning of the year. The Bank is required to give 30 days' prior notice to the OTS of the intention to pay a dividend, and the OTS may prohibit the payment of the dividend.

Earnings allocated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends or other distributions with respect to the Bank's capital stock without the payment of tax at the then current income tax rate on approximately 150% of the amount so used, assuming a 34% corporate income tax rate.

At the time of conversion from mutual to stock form, a liquidation account was established in an amount equal to the Bank's retained income at December 31, 1986. The liquidation account was established for the benefit of eligible account holders who continue to maintain their accounts at First DeWitt after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their eligible deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted eligible account balances then held. The balance of the liquidation account at September 30, 1995 was $1,654,000 ($1,972,000 at September 30,1994).



Item 6 - Selected Financial Data

                                                         As of and for the Year Ended September 30,
                                                    1995        1994        1993        1992       1991
                                                      (Dollars in thousands, except per share amounts)
BALANCE SHEET DATA:
Total Assets                                    $ 637,020   $ 553,483   $ 476,370   $ 470,520   $ 467,487
Loans receivable:
   Net mortgage loans (1)                         441,455     374,412     312,578     299,597     300,403
   Net consumer and commercial loans               87,412      72,002      64,042      57,551      53,761
Total loans receivable                            528,867     446,414     376,620     357,148     354,164
   Mortgage-backed securities                      18,961      18,751      25,837      30,607      40,524
Total loans receivable and
   mortgage-backed securities                   $ 547,828   $ 465,165   $ 402,457   $ 387,755   $ 394,688
Total investment securities and FHLB stock      $  36,403   $  40,413   $  28,331   $  33,421   $  10,417
Excess of cost over fair value of net assets
   required                                         2,349       2,777       3,311       3,845       4,374
Deposits                                          567,710     479,364     432,012     428,402     428,852
Borrowed money                                     23,105      31,738       5,680       5,846       3,811
Retained income, substantially restricted          20,693      17,453      14,431      11,906      11,190
Total stockholder's equity                         41,592      37,973      34,179      31,490      30,668

OPERATING  DATA:
Interest income                                $   44,349   $  34,935   $  34,624   $  36,479   $  41,644
Interest expense                                   21,765      13,448      15,401      20,474      29,269
   Net interest income                             22,584      21,487      19,223      16,005      12,375
Provision for loan losses                           1,650       1,892       2,440       2,677       6,020
Net interest income (loss) after provision
   for loan losses                                 20,934      19,595      16,783      13,328       6,355
Other income                                        6,368       4,150       4,205       3,881       3,448
Operating expenses                                 22,172      18,881      18,448      16,997      15,156
   Income (loss) before income tax
     expense (benefit)                              5,130       4,864       2,540         212      (5,353)
Income tax expense (benefit)                        1,132       1,363          15        (504)     (1,610)
Extraordinary item                                      -           -           -           -          10
   Net income (loss)                           $    3,998   $   3,501   $   2,525   $     716   $  (3,733)
Net income (loss) per share                    $     1.01   $    0.91   $    0.65   $     .19   $   (0.97)

SELECTED OTHER DATA:
Return on average assets                             0.67%       0.70%       0.53%       0.15%      (0.77)%
Return on average equity                            10.27        9.62        7.56        2.28      (11.88)
Average equity to average assets                     6.56        7.27        6.99        6.70        6.52
Interest rate spread(2)                              4.25        4.72        4.50        3.94        2.99
Net yield on average interest-earning assets(3)      4.18        4.73        4.46        3.82        2.86
Average interest-earning assets to
   average interest-bearing liabilities              0.98x       1.01x       0.99x       0.98x       0.98x
Book value per share of common stock
   outstanding                                 $    10.71   $    9.89   $    8.86   $    8.17   $    7.95
Dividends Paid per share of common stock
   outstanding                                 $     0.21   $    0.12   $       -   $       -   $       -
Dividend payout ratio                               20.79%      13.19%       0.00%       0.00%       0.00%
Number of full service offices                         12          12          12          11          11
(1)Includes construction and land development loans of $ 23 million, $19.7 million, $11.3 million, $19.1 million, and $15.4 million, at September 30,
   1995, 1994, 1993, 1992, and 1991, respectively.   Also includes mortgage loans
   held for resale of $ 67.2 million,$3.1 million, $10.9 million,  $10.2 million, and $14.2 million at September 30, 1995, 1994, 1993, 1992, and 1991, respectively.
(2)Represents the average yield earned on interest-earning assets less the average cost of interest-bearing liabilities.
(3)Represents net interest income as a percentage of average interest-earning assets.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION and ANALYSIS

Introduction

      First State Financial Services, Inc. (First State) conducts its principal business activity through First DeWitt Bank, (the Bank), a wholly-owned subsidiary.

Highlights for the fiscal year ended September 30, 1995 include the following:

    Record asset growth

    Record profitability

    Substantial stock price appreciation

    Acquisition of a commercial bank

    Increased quarterly cash dividend

    Regulatory approval to open two new branches


      First State Financial Services Inc., on October 21, 1994, issued approximately 678,000 shares of common stock in exchange for all of the outstanding common stock of Ocean Independent Bank. The business combination was accounted for as a pooling of interests combination, and accordingly, the consolidated balance sheet at September 30, 1994 and any balance sheet accounts reported on herein were adjusted to include Ocean Independent Bank's accounts at that date. Statements of income or any of their components reported herein were also adjusted to include Ocean Independent's operations for the applicable periods. Ocean Independent Bank's assets totaled $49.4 million at September 30, 1994.

      On a consolidated basis, at September 30, 1995, First State had total assets of $637.0 million. This represented a growth in assets of $83.5 million, or 15.1%, from September 30, 1994, a record one year increase bringing First State's assets to an all-time high. The $83.5 million growth in assets when coupled with the acquisition of Ocean Independent Bank's $41.4 million in consolidated assets amounted to a very substantial $124.9 million increase in assets. Total liabilities were $595.4 million and total stockholders' equity amounted to $41.6 million at September 30, 1995. The merger of Ocean Independent Bank added $3.6 million to stockholder's equity.

      Net income for the year ended September 30, 1995 totaled $4.0 million, or $1.01 per share, compared to a net income of $3.5 million for the year ended September 30, 1994, or $.91 per share. The $4.0 million was a new record in earnings for First State.

      Net income is primarily dependent upon net interest income, which represents the difference between interest income on interest earning assets and the cost of interest bearing liabilities. Earnings could be affected by interest rate fluctuations to the extent that interest bearing liabilities mature or reprice more rapidly than interest earning assets. Such asset/liability structure may result in lower net interest income during periods of rising interest rates and may be beneficial in times of declining interest rates. Interest rates began increasing in 1994 and continued to increase through June 1995. The increasing interest rates contributed to a lower interest rate spread in 1995. The net interest rate spread for fiscal 1995 was 4.25% compared to 4.72% for fiscal 1994. Net income, which is affected by interest rate spread, is also affected by lack of income from nonperforming assets, gains or losses on sales of loans and securities, provision for loan losses, other income, operating expenses, and income taxes.

      Both First State's and the Bank's capital positions remain strong. At September 30, 1995, the Bank's risk-based capital of $42.4 million exceeded regulatory requirements by $10.2 million. Core capital totaled $37.4 million and was $18.3 million in excess of regulatory requirements. Tangible capital of $37.4 million exceeded regulatory requirements by $27.8 million.

      First State's stock price reached record highs in 1995. At September 30, 1995, the stock closed at $12.75 per share. This compares to a stock price of $8.50 at September 30, 1994 and a $5.50 stock price in December, 1987 when
First State became a public corporation. On June 21, 1995, the Board of Directors increased the regular quarterly cash dividend payment by 10%.

      First DeWitt Bank continues to expand it franchise. On October 20, 1995, the Bank had a very successful grand opening of a new branch office in Ocean County, New Jersey. The Bank has also received regulatory approval to open a branch office in Wall Township, New Jersey. It is anticipated that this office will commence business in January, 1996. The two new offices will bring the Bank's total number of offices in its "southern region" to six and the overall branch office total to fourteen.

      The discussion herein reflects the financial condition and results of operations of First State and should be reviewed in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report.

Financial Condition

      Total assets of First State were $637.0 million at September 30, 1995. This was a net increase of $83.5 million from September 30, 1994 and represented a record one year growth in assets for First State. The principal increases in assets were in net loans receivable of $82.5 million, an increase in cash on hand and in banks of $6.8 million and an increase in investment securities of $1.1 million. Net loans receivable consisted of first mortgage loans of $441.5 million, consumer loans totaling $53.0 million, and commercial loans totaling $34.4 million. Although mortgage loan originations slowed somewhat industry wide because of a soft housing market, the Bank originated $129.1 million in mortgage loans during the fiscal year. This compares with loan originations of $137.5 million during fiscal 1994. The performance was mainly attributable to the Bank's loan soliciting operations. The Bank offers many attractive loan products, most of which permit interest rate reductions for additional loan fees (points) paid at the loan closing. The Bank will continue to structure loan products that are attractive to borrowers and which effectively compete with mortgage banking companies and other lending institutions. The other significant increases in assets were a $6.8 million increase in cash on hand and in banks and a $1.1 million increase in investment securities. The increase in cash on hand and in banks was mainly due to the increase in volume of check clearances which included approximately $3.0 million of funds in Nationar Bank (Nationar) for funds cleared by that correspondent institution. On February 6, 1995, the Acting Superintendent of the Banks of the State of New York (the Superintendent) took possession of the business and assets of Nationar for purposes of an orderly liquidation of their affairs. First DeWitt has received $4.7 million from Nationar for check clearances and believes that, as a preferred creditor, the remaining $3.0 million balance will be received in the near future. First DeWitt's status as a preferred creditor was determined by recent court rulings, which counsel for the Superintendent has concurred with. The $1.1 million increase in investment securities was mainly attributable to the purchase of short term notes issued by municipalities where the Bank operates branch offices.

      The principal decreases in assets were in investment securities available for sale of $5.8 million, in federal funds sold of $1.0 million, and a decrease of $1.4 million in real estate owned, elaborated on below. The cash generated from investment security sales, the reduction in federal funds sold, and real estate owned disposals was mainly used to fund new loan originations.

      Problem assets at September 30, 1995 totaled $30.5 million and consisted of $18.5 million in nonaccrual loans, $8.6 million in real estate owned, and $3.5 million in current restructured loans. Comparable figures at September 30, 1994 were total problem assets of $28.1 consisting of nonaccrual loans of $13.9 million, real estate owned of $10.0 million, and current restructured loans of $4.2 million. The increase in problem assets was due to a $4.6 million increase in nonaccrual loans. The increase was mainly due to three loans approximating $4.0 million, and also to an increase in non-accruing loans on one-to-four family houses. Subsequent to September 30, 1995, two of the three loans which were part of the $4.0 million were brought current and substantial payments toward principal were received on the third. Many banks recently have been reporting increased delinquencies in loans on one-to-four family houses. Nonaccruing loans on one-to-four family houses in the Bank's service area totaled $5.8 million at September 30, 1995 compared to $3.8 million at September 30, 1994. Management does not anticipate that the Bank will acquire many of the properties through foreclosure, since the mortgaged properties, in most cases, represent the borrowers' primary residences. Management strengthened its early intervention collection procedures in an attempt to reduce these delinquencies. It is the Bank's policy to work with and to accommodate borrowers who are experiencing financial difficulties as much as possible without jeopardizing the Bank's position. Management anticipates a significant reduction of problem assets in fiscal 1996.

      The allowance for loan losses at September 30, 1995 was $6.1 million or 32.9% of nonaccrual loans. The allowance for loan losses at September 30, 1994 was $6.4 million or 45.6% of nonaccrual loans. Provisions for loan losses during fiscal 1995 totaled $1.7 million, recoveries were $72,000 and charges against the reserve were $2.0 million. This compares with provisions for loan losses of $1.9 million during fiscal 1994 (less a pooling adjustment of $170,000), recoveries of $409,000 and charges against the reserve of $3.9 million. The Bank's Loan Review Committee analyzes the loan portfolio on a quarterly basis for classification of problem and potential problem loans. The analysis of classified loans considers such factors as the borrower's ability to repay, value of underlying collateral, loan delinquency experience, level of allowance for loan losses, and other matters which warrant consideration. The Loan Review Committee also reviews the allocation of loss reserves to loans.


       Management   is  constantly  monitoring  the  loan  portfolio   and   is
concentrating on workouts of the Bank's troubled loans. Management believes that the present allowance for loan losses is adequate in light of management's assessment of the risk inherent in the portfolio. However, while management uses its best judgment in providing for possible loan losses, management recognizes that additional problems could develop and that future adjustments may be necessary.

      Real estate owned totaled $8.6 million at September 30, 1995 compared to $10.0 million at September 30, 1994. Included in the real estate owned category are four properties carried at $7.2 million. Two of the properties were sold subsequent to September 30, 1995. Real estate owned is carried on the Bank's books at fair value less estimated costs to sell. Management recognizes that future adjustments may be necessary if the real estate values decline.

      Total liabilities of First State were $595.4 million at September 30, 1995, reflecting a net increase of $79.9 million from September 30, 1994. The principal changes were an increase in deposits of $88.3 million and a decrease in borrowed money of $8.6 million. Certificate of deposit accounts increased by $108.1 million during fiscal 1995. The Bank aggressively marketed certificate of deposit accounts and also utilized short-term brokered certificates of deposit as a source of funds. The brokered certificates of deposit were substantially repaid subsequent to September 30, 1995. The Bank also continued to concentrate its efforts on attracting checking account depositors. As a result of these efforts, commercial checking and NOW checking accounts increased $8.3 million, or 13.5%, during the year. Checking accounts generate service fees and are not generally interest rate sensitive. The Bank intends to concentrate on attracting checking account business and on developing other banking relationships with depositors. The new deposit funds were used to fund loans and also to repay borrowings.

      The deposits of the Bank are insured by the FDIC primarily through the Savings Association Insurance Fund ("SAIF") ($64.1 million of deposits at September 30, 1995 were insured through the Bank Insurance Fund (the "BIF"), the deposit insurance fund that insures most commercial bank deposits). Both the SAIF and the BIF are statutorily required to be recapitalized to a level equal to 1.25% of insured deposits. Members of the SAIF are currently paying average deposit insurance premiums of between 24 and 25 basis points per $100 of insured deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest.

      On August 8, 1995, the FDIC established a new assessment rate schedule of 4 to 31 basis points for BIF members beginning on or about June 30, 1995. Under the new assessment rate schedule, approximately 92% of BIF members will pay the lowest assessment rate of 4 basis points. With respect to SAIF member institutions, the FDIC determined to retain the existing assessment rate schedule of 23 to 31 basis points per $100 of insured deposits. In announcing the assessment reduction for BIF deposits, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. Moreover, the FDIC has announced that for the six month period commencing January 1, 1996, no insurance assessment will be levied with respect to an estimated 90% of the banks that are members of BIF.

      Legislation is pending in Congress to recapitalize the SAIF by a one-time charge to SAIF insured institutions of approximately $.85 to $.90 for every $100 of assessable deposits, and to eventually merge the SAIF with the BIF. If the Bank were subject to a special assessment of $.85 for every $100 of assessable deposits, the Bank would be required to pay approximately $4.3 million, or $2.7 million net of income taxes, based upon its deposits at September 30, 1995.

      First State's stockholders' equity increased $3.6 million during the year bringing total equity to $41.6 million at September 30, 1995. The net increase was attributable to earnings for the year of $4.0 million, an increase of $190,000 by the issuance of additional shares of common stock, an increase of
$189,000 due to the change in net unrealized loss on securities classified as available for sale, and a decrease of $758,000 due to the payment of dividends. Future declaration of cash dividends by First State will depend upon dividend payments by the Bank to First State, which is its primary source of income and which is subject to regulatory restrictions. For further information regarding dividends, see Note 16 to the Consolidated Financial Statements. The Bank maintains a strong capital position and is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 definitions.

RESULTS OF OPERATIONS

A comparison of years ended September 30, 1995 and September 30, 1994 is discussed below.

General

      First State Financial Services, Inc. recorded net income of $4.0 million for the year ended September 30, 1995. This compares to net income of $3.5 million for the year ended September 30, 1994 and represents a 14.2% increase over 1994. The improved performance in 1995 is primarily attributable to increases in net interest income and loan fees and other loan charges.

Interest Income

      Interest income totaled $44.3 million reflecting an increase of $9.4 million during 1995. The increase in the Bank's interest income in 1995 was mainly attributable to the increase in the size of the Bank's loan portfolios and also to the increased average interest yield of the portfolios. The average balance of the loan portfolios was $486.6 million in 1995 compared to $391.7 in 1994. The average yield on the loan portfolios was 8.40% in 1995 compared to 7.94% in 1994. At September 30, 1995, the loan portfolios consisted of mortgage loans of $441.5 million (which includes $228.5 million in adjustable rate mortgages), consumer loans of $53.0 million, and commercial loans of $34.4 million. The Bank utilizes the services of loan solicitors for mortgage loan production. The Bank has aggressively marketed adjustable rate loans because of their interest rate sensitivity in a rising interest rate environment. The Bank intends to continue its emphasis on attracting adjustable rate loans. Long-term, fixed-rate mortgage loans will be originated with the intent, in most cases, of selling them. The Bank will also continue its efforts to attract consumer and commercial loans by structuring products attractive to borrowers and effectively marketing the products. If nonaccrual loans had been current in accordance with their original terms, total interest income would have been increased by approximately $1.5 million in 1995 and approximately $899,000 in 1994. The Bank invests its funds primarily in loans. It will invest in mortgage-backed or other securities when loan demand is slow or when security investments are a better alternative. The average yield on all interest-earning assets was 8.21% in 1995 compared to 7.70% in 1994.

Interest Expense

      Interest expense increased $8.3 million to $21.8 million during 1995. The increase was mainly attributable to increased deposits and to higher interest rates paid on deposits. The average balance of deposits in 1995 was $532.1 million compared to $444.6 million in 1994. The average cost of deposits in 1995 was 3.88% compared to 2.94% in 1994. General market interest rates began to trend upward in 1994 and continued increasing through June, 1995. Interest rates began to trend downward after that date and should have a lowering effect on the interest rates paid on deposits going forward. The Bank will continue to concentrate its efforts to attract checking accounts, money market demand accounts, and NOW accounts. Accounts of this type are generally less interest rate sensitive than certificates of deposits and other savings deposits. In addition to providing opportunities to generate service fees, checking accounts present opportunities to develop solid core depositor relationships. At September 30, 1995, the Bank had $90.9 million in commercial checking, NOW, and money market checking accounts. This compares to $83.8 million in similar accounts at September 30, 1994. Interest expense on borrowings increased $750,000 in 1995 and was mainly due to increased borrowings during the year. Average borrowings were $18.0 million during 1995 compared to $7.0 million in 1994. The average interest rate on all interest-bearing liabilities was 3.96% for 1995 compared to 2.98% for 1994. Rising interest rates will also increase the cost of borrowing going forward.

Net Interest Income

      Net interest income, which represents the difference between total interest earned on assets and total interest paid on deposits and borrowings supporting those assets, increased $1.1 million to $22.6 million in 1995 from $21.5 million in 1994. The components of net interest income are discussed above in more detail. The average balance of interest-earning assets was $540.7 million, yielding 8.21% in 1995, compared to $454.0, yielding 7.70% in 1994. The average balance of interest-bearing liabilities was $550.2 million in 1995 and cost 3.96%, compared to $451.7 million costing 2.98% in 1994.

      The following table sets forth, for the periods indicated, information regarding: (i) First State's average balance sheet; (ii) the dollar amounts of income from interest-earning assets and the resulting average yields; (iii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iv) net interest income; (v) interest rate spread; (vi) net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances were calculated on a daily basis (except for the balance adjustments due to Ocean in 1994 and 1993, which were annualized).

                                                                             Year Ended September 30,
                                                 1995                            1994                            1993
                                     Average             Yield/    Average             Yield/      Average              Yield/
                                     Balance   Interest   Cost     Balance   Interest   Cost       Balance   Interest    Cost
Assets:
Interest-earning assets:
 Loans (1)                          $ 486,641 $ 40,876  8.40%    $ 391,701   $ 31,102   7.94%    $ 370,498   $ 30,504    8.23%
 Mortgage-Backed Securities            17,807    1,238  6.95        21,996      1,587   7.21        26,283      2,160    8.22
 Investment securities                 23,216    1,387  5.97        13,220        790   5.98        15,316        708    4.62
 Investments available for sale         8,588      525  6.11        20,487      1,104   5.39        11,569        794    6.86
 Federal Funds                          1,010       67  6.63         3,516         79   2.25         3,492        137    3.92
 Investments required by law            3,393      256  7.54         3,097        273   8.81         3,419        321    9.39
Total interest-earning assets         540,655   44,349  8.21       454,017     34,935   7.70       430,577     34,624    8.04
Non-interest-earning assets            52,448                       44,294                          47,077
Total Assets                        $ 593,103                    $ 498,311                       $ 477,654

Liabilities and
Stockholders' Equity:
 Interest-bearing liabilities:
 NOW and money mkt deposits            86,220    1,742  2.02        75,614      1,450   1.92        62,782      1,638    2.61
 Passbook accounts                    150,938    3,727  2.47       173,227      4,398   2.54       160,596      5,080    3.16
 Certificate accounts                 294,987   15,185  5.15       195,777      7,239   3.70       204,761      8,470    4.14
 Borrowed Money                        18,028    1,111  6.16         7,048        361   5.12         6,620        213    3.22
Total interest-bearing liabilities  $ 550,173   21,765  3.96     $ 451,666     13,448   2.98     $ 434,759     15,401    3.54
Non-interest bearing liabilities        4,013                       10,259                           9,485
                                      554,186                      461,925                         444,244
Stockholders' equity                   38,917                       36,386                          33,410
Total liabilities and
stockholders' equity                $ 593,103                    $ 498,311                       $ 477,654

Net interest income,
 interest rate spread                         $ 22,584  4.25%                $ 21,487   4.72%                $ 19,223    4.50%

Net interest-earning assets
 (liabilities),net yield on
 interest-earning assets            $  (9,518)          4.18%    $   2,351              4.73%                $ (4,182)   4.46%

Ratio of interest-earning assets to
 interest-bearing liabilities                            .98x                           1.01x                             .99x
(1) Includes non-accrual loans
Provision for Loan Losses

      Provisions for loan losses totaled $1.7 million during 1995 and $1.9 million in 1994. The related allowance for loan losses totaled $6.1 million at September 30, 1995. This compares to a $6.4 million allowance for loan losses at September 30, 1994. Substantially all of the nonaccrual loans are secured by first mortgage liens on real property. See "Financial Condition" section for information regarding factors which influence management's judgment in determining the amount of additions to the loan loss allowance.
      Although management considers the allowance for loan losses to be adequate, management recognizes that additional problems could develop and lead to additional loss provisions and asset write-downs.

Other Income

      Total other income increased $2.2 million to $6.4 million in 1995. Increased income from loan fees and other loan charges of $2.1 million substantially accounted for the increase. The increase was due to the increase in mortgage activity discussed earlier and also from the Bank's credit card programs. The Bank expects to continue to expand it's activities in these areas. Service charges on deposit accounts increased $198,000 in 1995. Management continued to make a concerted effort to expand the Bank's checking account business in 1995 and, as mentioned earlier, increased those accounts by approximately $7.1 million in 1995. Management intends to continue its efforts in acquiring checking accounts and to increase other branch service fee income through the marketing of its broad range of banking services. The net gain on sales of loans decreased $386,000 and was due to decreased sales activity. Loans sold in 1995 totaled $6.9 million compared to $26.4 million in 1994. The net loss on sale of investment securities in 1995 of $125,000 was due to the sale of securities carried on Ocean Independent Bank's books as available-for-sale at the time of merger. The increase in other income was mainly due to the increase in the cash surrender value of life insurance policies covering the Bank's senior officers.

Operating Expenses

      Operating expenses increased $3.3 million to $22.2 million in 1995. The principal increase was in loan expenses of $3.2 million. The principal decrease was in compensation and employee benefits of $286,000. The decrease, as anticipated, was mainly due to savings attained by consolidating Ocean Independent Bank's operations into First DeWitt's operations. Medical insurance expense was also reduced by switching to a managed care program. The increase in loan expenses was partially due to mortgage lending but primarily due to credit card activities. The expenses incurred in connection with the credit card programs were more than offset by interest income and fee income generated from the programs. The types of other expenses together with a comparison of the prior two years are shown in Note 9 to the Consolidated Financial Statements.

      Problem asset expenses, inclusive of real estate writedowns totaled $1.6 million in 1995 compared to $1.5 million in 1994. These expenses can be expected to be reduced with a decreased level of problem assets. Management is constantly pursuing various avenues of problem asset disposal.


Income Tax Expense

     Income tax expense of $1.1 million incurred in 1995 and income tax expense of $1.4 million incurred in 1994 was due to the generation of taxable income. Taxable income was reduced because of allowable deductions for increases in specific loan and REO reserves and charge-offs. In addition, First State adopted the Statement of Financial Accounting Standards 109 "Accounting for Income Taxes" ("FAS 109"), effective October 1, 1992. FAS 109 had the effect of significantly reducing income tax expense for the year ended September 30, 1993, and affected the 1994 period to a much lesser extent. The acquisition of Ocean on October 21, 1994, warranted a reduction of the valuation allowance associated with FAS 109. This reduction of the valuation allowance had the effect of reducing income tax expense for First State in 1995. See Note 10 to the Consolidated Financial Statements for additional discussion of income taxes.

RESULTS OF OPERATIONS

Comparison of years ended September 30, 1994 and September 30, 1993

General

      First State Financial Services, Inc. recorded net income of $3.5 million for the year ended September 30, 1994. This compares to net income of $2.5 million for the year ended September 30, 1993 and represents a 38.7% increase over 1993. The improved performance in 1994 is primarily attributable to an increase in net interest income and to reductions in problem asset related expenses including write-downs and loss provisions. Income tax expense of $1.4 million recorded in fiscal 1994 was substantially greater than the $15,000 income tax expense recorded in fiscal 1993. The increase in 1994 was due to the 1993 implementation of FAS 109.

Interest Income

      Interest income totaled $34.9 million reflecting an increase of $311,000 during 1994. The decline in general market interest rates which continued
throughout  1993 reversed in 1994 and interest rates began to  rise.   However,
the increase in the Bank's interest income in 1994 was mainly attributable to the increase in the size of the Bank's loan and investment security portfolios. The loan portfolios increased by $69.8 million and the investment security portfolio increased by $15.6 million during 1994. At September 30, 1994, the loan portfolios consisted of mortgage loans of $371.3 million, consumer loans of $41.7 million, and commercial loans of $30.3 million (in addition to mortgage loans held for resale of $3.1 million). Loan origination operations were expanded in 1994 by utilizing the services of four additional loan
solicitors.   The Bank has aggressively marketed adjustable rate loans  because of their interest rate sensitivity in a rising interest rate environment. The Bank intends to continue its emphasis on attracting adjustable rate loans. Long-term, fixed-rate mortgage loans will be originated with the intent, in most cases, of selling them. The Bank will also continue its efforts to attract consumer and commercial loans by structuring products attractive to
borrowers  and  effectively  marketing  the  products.   The  increase  in  the
investment security portfolio of $15.6 million was mainly due to municipal security and governmental agency security purchases. The municipal securities
are  income  tax  exempt.   Interest  on mortgage-backed  securities  decreased
$573,000 during 1994. This was mainly due to principal repayments of $7.0 million. The cash flow from mortgage-backed securities repayments was used to fund loan originations and/or investment security purchases. In 1994, the loan portfolios yielded 7.94%, investment securities yielded 5.98%, and the mortgage-backed securities portfolio yielded 7.21%, compared to 8.23%, 4.62%, and 8.22%, respectively in 1993. If nonaccrual loans had been current in accordance with their original terms, total interest income would have been increased by
approximately  $899,000 in 1994 and approximately $1.4 million  in  1993.   The
average yield on all interest-earning assets was 7.70% in 1994 compared to 8.04% in 1993.

Interest Expense

     Interest expense decreased $2.0 million to $13.4 million during 1994. The decreases were mainly attributable to lower interest rates paid on deposits. The average cost of deposits in 1994 was 2.94% compared to 3.55% in 1993. General market interest rates began to trend upward in 1994 and will have a
greater  effect  on the rates paid on deposits going forward.   The  Bank  will
continue to concentrate its efforts to attract checking accounts, money market demand accounts, and NOW accounts. Accounts of this type are generally less interest rate sensitive than certificates of deposits and other type savings
deposits.   In  addition to providing opportunities to generate  service  fees, checking accounts present opportunities to develop solid core depositor relationships. At September 30, 1994 the Bank had $83.8 million in commercial checking, NOW, and money market checking accounts. Interest expense on borrowings increased $148,000 in 1994 and was due to both increased cost and increased borrowings during the year. Rising interest rates will also increase the cost of borrowing going forward. The average interest rate on all interest-bearing liabilities was 2.98% for 1994 compared to 3.54% for 1993.

Net Interest Income

      Net interest income, which represents the difference between total interest earned on assets and total interest paid on deposits and borrowings supporting those assets, increased $2.3 million to $21.5 million in 1994 from $19.2 million in 1993. Although the increase in net interest income is mainly due to lower interest rates paid on deposits, it is noteworthy that the average balance of total interest-earning assets increased $23.4 million while the average balance of total interest-bearing liabilities increased only $16.9 million in 1994. The components of net interest income are discussed above in more detail. The average balance of interest-earning assets was $454.0 million, yielding 7.70% in 1994, compared to $430.6, yielding 8.04% in 1993. The average balance of interest-bearing liabilities was $451.7 million in 1994 and cost 2.98% compared to $434.8 million costing 3.54% in 1993. The Bank's net interest spread increased to 4.72% at September 30, 1994 from 4.50% at September 30, 1993.

Provision for Loan Losses

      Provisions for loan losses totaled $1.9 million during 1994 compared to $2.4 million in 1993. The related allowance for loan losses totaled $6.4
million  and  was  45.6%  of  nonaccrual loans at September  30,  1994.    This
compares to an $8.1 million allowance for loan losses at September 30, 1993 which was 41.1% of nonaccrual loans. Substantially all of the nonaccrual loans are secured by first mortgage liens on real property. See "Financial Condition" section for information regarding factors which influence management's judgment in determining the amount of additions to the loan loss allowance.
      Although management considers the allowance for loan losses to be adequate, management recognizes that additional problems could develop and lead to additional loss provisions and asset write-downs.

Other Income

      Total other income decreased $55,000 in 1994. A decrease in net gain on sales of loans, due to decreased sales activity, accounted for $361,000. Increases in service charges on deposits accounts of $188,000, net gain on sales of investments of $77,000 and loan fees and other loan charges of $47,000 offset this decrease. Management made a concerted effort of expanding the Bank's checking account business and increased the average balances of those accounts by approximately $12.8 million. Management intends to continue its efforts in acquiring checking accounts and to increase other branch service fee income through the marketing of its broad range of banking services. The increase in loan fees was due to the increase in mortgage activity and fees generated from the credit card programs.

Operating Expenses

      Operating expenses increased $433,000 to $18.9 million in 1994. The increase is attributable to the increases in loan expense of $1.2 million, compensation and employee benefits of $661,000, data processing of $198,000 and occupancy expense of $158,000. The decreases in operating expenses were $1.6 million in problem asset expense and $191,000 in other expenses. The $1.6 million decrease in problem asset expenses and real estate owned write-downs exceeded the increases in other expense categories. The increase in loan expenses was partially due to mortgage lending but primarily due to credit card activities. The expenses incurred in connection with the credit card programs were more than offset by interest income and fee income generated from the programs. The increase in compensation and employee benefits was primarily attributable to compensation increases of approximately $366,000, increased pension expense of $193,000, and increased medical insurance costs of $82,000. The increase in compensation is mainly due to an average merit salary increase of 5%, a bonus equal to one week's salary paid to all employees, a full years expenses relating to an experienced commercial lender and three other loan department personnel employed in 1993, and benefit related expenses of four new loan solicitors engaged in 1994. The increase in data processing is due to the servicing costs associated with the increased growth of the loan and deposit portfolios. The increased occupancy expenses were mainly due to heating and snow removal expenses incurred during the unusually severe winter months. They also include a full years operations of our Englishtown branch office opened in August, 1993. The types of other expenses together with a comparison of the prior two years are shown in Note (9 ) to the Consolidated Financial Statements.


     Problem asset expenses decreased substantially in 1994. They totaled $1.5 million in 1994 compared to $3.1 million in 1993. These expenses can be expected to be reduced with a decreased level of problem assets. Problem assets were decreased by $11.4 million in 1994. Management is constantly pursuing various avenues of problem asset disposal.

      Provision for writedowns of real estate owned totaled $700,000 in 1994 compared to $1.1 million during 1993. Management determined that additional write-downs of $700,000 of real estate owned assets were necessary based on fair market value analyses performed throughout the year.

Income Tax Expense

     Income tax expense of $1.4 million incurred in 1994 and income tax expense of $15,000 incurred in 1993 was due to the generation of taxable income. Taxable income was reduced because of allowable deductions for increases in specific loan and REO reserves and charge-offs, however, the effects were far greater in 1993. In addition, First State adopted the Statement of Financial Accounting Standards 109 "Accounting for Income Taxes ("FAS 109"), effective October 1, 1992. FAS 109 had the effect of significantly reducing income tax expense for the year ended September 30, 1993, and effected the comparable 1994 period to a much lesser extent. First State estimated the benefit remaining from FAS 109 as of September 30, 1993, and used a blended rate of income tax expense for fiscal 1994. This blended rate is slightly less than the expected rate of tax on pretax income. See Note (1) and Note (10) to the Consolidated Financial Statements for additional discussion of income taxes.

Item 8 - Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT


     The Board of Directors
     First State Financial Services, Inc.

      We have audited the accompanying consolidated balance sheets of First State Financial Services, Inc. and subsidiaries as of September 30, 1995 and 1994, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1995. These consolidated financial statements are the
responsibility of the Corporation's management.   Our  responsibility is to
express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Financial Services,Inc. and subsidiaries at September 30, 1995 and 1994 and the results of their operations, and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.


     KPMG Peat Marwick LLP

     Short Hills, New Jersey
     November 6, 1995

FIRST STATE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(In thousands)
                                                                September 30,
                                                             1995          1994
ASSETS
Cash on hand and in banks                                 $  11,792    $   5,018
Federal funds sold                                                -        1,000
Investment securities available for sale (note 3)            11,799       17,639
Investment securities, market value of $20,657 and
$18,633 at September 30, 1995 and 1994 (note 3)              20,889       19,769
Stock in FHLB of New York, at cost                            3,715        3,005
Loans receivable, net (note 4)                              461,648      443,319
Mortgage loans held for resale, market value of
$67,642 and $3,098 at September 30, 1995 and 1994            67,219        3,095
Mortgage-backed securities, market value of $19,002
and $18,280 at September 30, 1995 and 1994 (notes 3 and 6)   18,961       18,751
Accrued interest receivable (note 8)                          4,046        3,111
Office properties and equipment, net (note 7)                10,523       10,318
Real estate owned                                             8,564       10,004
Cost in excess of fair value of net assets acquired           2,349        2,777
Other assets                                                 15,515       15,677
                                                          $ 637,020    $ 553,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 5)                                         $ 567,710    $ 479,364
Borrowed money (note 6)                                      23,105       31,738
Advance payments by borrowers for taxes and insurance         3,253        2,788
Accrued expenses and other liabilities                        1,360        1,620
  Total liabilities                                         595,428      515,510

Stockholders' Equity (note 14):
   Preferred stock, $.01 par value,
   2 million shares authorized; none issued                       -            -
   Common stock, $.01 par value, 8 million shares
   authorized; 3,883,765 issued,  3,874,405 outstanding
   in 1995 and 3,837,623 issued and outstanding in 1994          39           38
   Additional paid-in capital                                20,949       20,760
   Net unrealized loss on securities available for sale         (89)        (278)
   Retained income, substantially restricted
   (notes 10 and 16)                                         20,693       17,453
      Total stockholders' equity                             41,592       37,973
Commitments (note 12)
                                                          $ 637,020    $ 553,483
See accompanying notes to the consolidated financial statements

FIRST STATE FINANCIAL SERVICES, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

                                                     Year Ended September 30,
                                                     1995      1994      1993
Interest income:
   Interest on mortgage loans (note 4)            $ 32,738  $ 25,217  $ 24,660
   Interest on consumer and commercial loans         8,138     5,885     5,844
   Interest on mortgage-backed securities            1,238     1,587     2,160
   Interest on investments available for sale          525     1,104       794
   Interest on investment securities                 1,710     1,142     1,166
 Total interest income                              44,349    34,935    34,624

Interest expense:
   Interest on deposits (note 5)                    20,654    13,087    15,188
   Interest on borrowed money                        1,111       361       213
Total interest expense                              21,765    13,448    15,401

Net interest income                                 22,584    21,487    19,223
Provision for loan losses (note 4)                   1,650     1,892     2,440

Net interest income after
provision for loan losses                           20,934    19,595    16,783

Other income:
   Loan fees and other loan charges                  3,725     1,589     1,542
   Service charges on deposit accounts               1,784     1,586     1,398
   Net gain on sales of loans                           88       474       835
   Net gain (loss) on sales of investments            (125)       82         5
   Other                                               896       419       425
Total other income                                   6,368     4,150     4,205

Operating expenses:
   Compensation and employee benefits (note 11)      7,362     7,648     6,987
   Premises and occupancy expense, net               2,007     2,046     1,888
   Amortization of cost of intangible assets           427       536       534
   Loan expenses                                     4,491     1,254        96
   Data processing                                   1,100     1,036       838
   Advertising and promotion                           812       724       726
   Federal insurance premiums                        1,234     1,097     1,027
   Problem asset expenses, inclusive of
      real estate owned writedowns                   1,615     1,456     3,077
   Other expenses (note 9)                           3,124     3,084     3,275
Total operating expenses                            22,172    18,881    18,448

      Income before income tax expense               5,130     4,864     2,540
Income tax expense  (note 10)                        1,132     1,363        15

   Net income                                     $  3,998  $  3,501  $  2,525

   Net income per share                           $   1.01  $   0.91  $   0.65

See accompanying notes to consolidated financial statements.

FIRST STATE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
                                                                              Net Unrealized   Common Stock Acquired By
                                                                  Retained        Loss on      Employees
                                                    Additional     Income        Securities      Stock     Management
                                           Common    Paid-In    Substantially    Available    Ownership   Recognition
                                           Stock     Capital      Restricted      for Sale      Plan         Plan         Total
 Balance at September 30, 1992             $   38   $ 20,869    $ 11,906      $     -        $(1,218)     $   (105)     $ 31,490
 Distribution of Management Recognition
 Plan  Stock  - 19,049 shares                                                                                  105           105
 Distributions of Employee Stock
    Ownership Plan Stock - 10,725 shares                                                          59                          59
 Net income for year ended
    September 30, 1993                                 2,525                                                               2,525
 Balance at September 30, 1993             $   38   $ 20,869    $ 14,431            -        $(1,159)     $      -      $ 34,179

 Distributions of Employee Stock
    Ownership Plan Stock - 210,798 shares                                                      1,159                       1,159
 Cash dividends declared and paid                                   (476)                                                   (476)
 Change in net unrealized loss on securities
    classified as available for sale                                             (278)                                      (278)
 Net income for the year                                           3,501                                                   3,501
 Stock cancellation upon Ocean merger                   (109)                                                               (109)
 Adjustment for the pooling of a company
      with a different year end                                       (3)                                                     (3)
 Balance at September 30, 1994             $   38   $ 20,760    $ 17,453      $  (278)       $     -      $      -      $ 37,973

 Cash dividends declared and paid                                   (758)                                                   (758)
 Issuance of common stock under stock
     option plans (note 14) -46,143 shares           1   189                                                                 190
 Change in net unrealized loss on securities
     classified as available for sale                                             189                                        189
 Net income for the year                                           3,998                                                   3,998
 Balance at September 30, 1995             $   39   $ 20,949    $ 20,693      $   (89)       $     -       $     -      $ 41,592
 See accompanying notes to the consolidated financial statements

FIRST STATE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)
                                                         Year ended September 30,
                                                        1995     1994     1993
OPERATING ACTIVITIES
Net income                                          $   3,998 $  3,501 $  2,525
Adjustments to reconcile net income to net
   cash provided by operating activities:
Amortization of intangible assets                         428      534      534
Depreciation                                              962    1,087      887
Net amortization and accretion of loan fees
   and discounts                                         (376)    (382)    (231)
Net amortization and accretion of investment
   premium and discount                                   (96)    (733)      98
Net amortization and accretion of MBS
   premium and discount                                    58     (102)     (19)
(Increase) decrease in interest receivable               (935)    (598)     541
Proceeds from loan sales                                7,012   26,864   66,445
Origination of loans held for resale                  (10,278)  (7,962) (64,589)
Net gain on sale of real estate owned                     (19)       -     (103)
Net gain on sale of loans                                 (88)    (474)    (835)
Net loss (gain) on sale of investments                    125      (82)      (5)
Gain on sale of fixed assets                                -        -       (4)
Provisions for losses on loans                          1,650    1,892    2,440
Provision for writedowns of real estate owned             900      700    1,125
Decrease (increase) in other assets                       162  (11,202)  (1,974)
(Decrease) increase in other liabilities                 (260)     908      275
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,243   13,951    7,110

INVESTING ACTIVITIES
Net increase in loans, receivable                     (82,753) (91,881) (23,972)
Mortgage loans purchased                                 (292)       -   (2,172)
Purchase of mortgage-backed securities                 (5,809)  (5,048)  (5,920)
Proceeds from sales of mortgage-backed securities       1,630    5,207       --
Principal payments on mortgage-backed securities        4,065    7,029   10,709
Proceeds from dispositions of real estate owned         3,231    6,935    6,069
Decrease in investment in and loans to joint
   ventures, net                                            -        -       73
Office properties and equipment expenditures           (1,167)    (669)    (705)
Purchase of investment securities                      (8,297) (14,901) (14,507)
Purchase of investment securities available
   for sale                                           (12,934)  (1,427)       -
Proceeds from sale of investment securities
   available for sale                                  16,538    4,704        -
Proceeds from sale of investment securities                 -        -      507
Proceeds from sale of office properties and equipment       -        -        9
(Purchase) redemption of Federal Home Loan Bank Stock    (710)     414        -
Proceeds from maturities of investment securities       9,419        -   18,553
NET CASH USED BY INVESTING ACTIVITIES                 (77,079) (89,637) (11,356)

FINANCING ACTIVITIES
Net increase in deposits                               88,346   47,352    3,610
Dividends paid on common stock                           (758)    (476)       -
Principal repayments of borrowings                    (13,633)  (1,176)  (1,751)
Additional borrowings                                   5,000   27,234    1,585
Net increase (decrease) in advance payments by
  borrowers for taxes and insurance                       465      160     (394)
Common stock issued                                       190        -        -
Adjustment for the pooling of a company with a
   different year-end                                       -     (173)       -
NET CASH PROVIDED  BY FINANCING ACTIVITIES             79,610   72,921    3,050

Increase (decrease) in cash and cash equivalents        5,774   (2,765)  (1,196)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          6,018    8,783    9,979
CASH AND CASH EQUIVALENTS AT END OF YEAR            $  11,792 $  6,018 $  8,783

CASH PAID DURING THE YEAR FOR:
   Interest                                         $  21,467 $ 13,346 $ 14,581
   Income taxes                                     $   2,213 $  1,235 $  1,005

NON-CASH TRANSFERS:
Loans classified as Real Estate Owned               $   2,672 $  2,319 $  3,443
Transfer of investment securities to investment
   securities available for sale                    $   2,300        - $ 21,141
Reclassification of Loans, Rec. to Mortgage
   loans held for resale                            $  60,770        -        -
Cancellation of common shares in conjunction
   with Ocean merger                                        - $    109        -
Release of ESOP stock                                       - $  1,159 $     59
Release of Management Recognition Plan stock                -        - $    105
See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accounting Policies
The following is a description of the more significant accounting policies used in preparation of the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements are comprised of the accounts of First State Financial Services, Inc. (First State and/or the Corporation), its wholly-owned subsidiaries, First DeWitt Bank, (First DeWitt or the Bank), and First State Investment Services, Inc. (FSIS); and First DeWitt's wholly-owned
subsidiaries,   Cedar  Grove  Service  Corporation  (CGSC),  Ridge   (Caldwell)
Associates   (Ridge)   and  Southport  (Wall)  Associates   (Southport).    All
intercompany accounts and transactions have been eliminated in consolidation.

Business
First State conducts its principal business activity through First DeWitt Bank. First DeWitt provides a full range of banking services to individual and corporate customers through branch offices in New Jersey. First DeWitt is subject to competition from other financial institutions and is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the next accounting cycle relate to the determination of the allowance for loan losses and the current valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of these allowances and the valuation of real estate owned, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents
The caption of cash and cash equivalents used in the statements of cash flows includes the balance sheet caption "Cash on hand and in banks" and "Federal funds sold." Generally, federal funds sold are sold for one day periods.

Investments, Investments Available for Sale and Mortgage-backed Securities Investment securities and mortgage-backed securities are carried at amortized
cost.   Investment securities available for sale are carried at  market  value.
They are adjusted for unamortized premiums and unearned discounts which are recognized as interest income over the terms of the securities for investments and the estimated remaining lives based on anticipated prepayments for mortgage-backed securities using a method which approximates the level-yield interest
method.   Investment and mortgage-backed securities are carried at cost because
First  State  intends and has the ability to hold them to maturity.   Gains  or
losses   on   the  sale  of  securities  are  determined  using  the   specific
identification method and are recognized upon realization.

On September 30, 1993, First State adopted Statement of Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Debt securities to be held for indefinite periods of time and not intended to be held to maturity, as well as marketable equity securities, are classified as available for sale. Investment securities available for sale are carried at fair value and unrealized gains and losses, net of related tax effect, on such securities are excluded from earnings but are included in stockholders' equity.

First DeWitt, as a member of the FHLB of N.Y., is required to hold shares of capital stock in the FHLB of N.Y. in an amount equal to 1% of the outstanding balance of residential mortgage loans and similar obligations or 5% of its outstanding advances from the FHLB of N.Y., whichever is greater. First DeWitt complied with this requirement as of September 30, 1995.

Loans
Loans are stated at their principal amounts outstanding net of unearned income. Interest is accrued monthly as earned, except when a loan becomes 90 days or more past due or collection becomes uncertain, in which case the accrual of income is discontinued. Any accrued but unpaid interest on such loans is reversed against current earnings. These loans are classified as nonaccrual and interest income is only recognized subsequently in the period collected. Loans are returned to an accrual status when all past due amounts have been collected and factors indicating doubtful collectability on a timely basis no longer exist.

Discounts on loans purchased are accreted to income over the expected lives of such loans using a method that approximates the level-yield interest method of accounting.

Loan origination fees and certain direct loan origination costs are deferred and amortized into income using a method which approximates the level-yield interest method over the estimated lives of the related loans as an adjustment to the related loan yields.


Mortgage Loans Held for Resale
First DeWitt from time to time sells its fixed rate conforming loan originations and retains all other types of loan originations for its loan portfolio. Included in mortgage loans held for resale on September 30, 1995, is a portfolio that totalled $60.7 million. This portfolio was sold during the first quarter of the 1996 fiscal year. This sale resulted in a gain on sale of approximately $397,000.

Mortgage loans intended for sale are carried at the lower of cost or market using the aggregate method.

Allowance for Loan Losses
Provisions for losses on loans are charged to operations based upon periodic review and management's assessment of the risk inherent in the loan portfolio in relation to the level of the allowance for loan losses, loan loss experience, changes in the nature and volume of the loan portfolio, estimated value of the collateral underlying the loan agreements, economic conditions and other matters which warrant consideration.

Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in their market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Office Properties and Equipment
Office properties and equipment are stated at cost less accumulated depreciation. Depreciation of office properties and equipment is accumulated on a straight-line basis over their estimated useful lives of three to forty years.

Real Estate Owned
Real estate acquired through foreclosure or by deed in lieu of foreclosure, is recorded at the carrying value at the foreclosure date, not in excess of fair market value. Subsequently, such assets are reported at the lower of their new cost basis or fair value less estimated costs to sell. An allowance for REO losses is maintained for subsequent declines in fair value. Gains and losses from sales are recognized as incurred. Carrying costs are generally expensed as incurred.

Cost in Excess of Fair Value of Net Assets Acquired
Costs in excess of fair value of net assets acquired in business combinations are amortized on a straight-line basis over periods of either 10 or 25 years. The remaining balance at September 30, 1995, is being amortized over 25 years.

Income Taxes
The Corporation and the Bank file a consolidated Federal income tax return. State income tax returns are filed on a separate basis.


Loan Servicing
The Bank services real estate loans for investors which are not included in the accompanying consolidated balance sheets. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

Net Income Per Share
Net income per share is computed by dividing net income by the average number of common shares outstanding during the period. Shares exercisable under stock option plans have been included in the calculation of primary earnings per share using the treasury stock method for periods in which this calculation was dilutive.

Financial Statement Presentation
Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to comply with the 1995 presentation.

(2)  Business Combinations

On October 21, 1994, the Corporation issued approximately 678,000 shares of its common stock for all the outstanding stock of Ocean Independent Bank, a New Jersey chartered bank located in Ocean, New Jersey (Ocean). This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Corporation's historical consolidated financial statements have been restated to include the accounts and results of operations of Ocean for all years presented. The results of operations of the Corporation and Ocean for the years ended September 30, 1994 and 1993 prior to restatement are as follows:

                           Years ended September 30,
                              1994           1993
                           (In thousands)

The Corporation:
Net Interest Income        $ 19,058   $    17,709
Net Income                    3,189         2,275

Ocean:
Net Interest Income           2,429         1,514
Net Income                      312           250

Combined:
Net Interest Income          21,487        19,223
Net Income                    3,501         2,525




Prior to the combination, Ocean's fiscal year ended December 31. In recording the pooling-of-interests combination, Ocean's financial statements for the
twelve   months   ended   September  30,  1994  were   combined   with   the
Corporation's financial statements for the same period. In addition, Ocean's financial statements for the years ended December 31, 1993 and 1992 were combined with the Corporation's financial statements for the years ended September 30, 1993 and 1992. Ocean's unaudited results of operation for the three months ended December 31, 1993, included net interest income of $649,000 and net income of $3,000. An adjustment has been made to stockholders' equity to eliminate the effect of including Ocean's results of operations for the three months ended December 31, 1994 in both the year ended September 30, 1994 and the year ended September 30, 1993.

(3)Investment Securities Available for Sale, Investments and Mortgage-Backed Securities

The amortized costs, gross unrealized gains and losses and estimated market values of investment debt securities are as follows:

                                                            September 30, 1995
                                                             Gross      Gross     Estimated
                                               Amortized  Unrealized  Unrealized   Market
                                                 Cost       Gains       Losses      Value
                                                          (Dollars in thousands)
Held to Maturity Portfolio:
Investment Securities
  US Treasury Securities                       $  1,256   $     12    $     -     $  1,268
  US Government & Agency Obligations              9,647         10       (171)       9,486
  Municipal Obligations                           9,986         75       (158)       9,903
                                                 20,889         97       (329)      20,657
Mortgage-Backed Securities
  GNMA                                            3,873         39         (6)       3,906
  FNMA                                            6,396        120        (79)       6,437
  FHLMC                                           8,692         88       (121)       8,659
                                                 18,961        247       (206)      19,002
                                               $ 39,850   $    344    $  (535)    $ 39,659
Available for Sale Portfolio:
Investment Securities
  US Treasury Securities                       $  1,007   $      -    $    (6)    $  1,001
  Municipal Obligations                           2,728          6        (17)       2,717
  Other Investments                                  28          6          -           34
                                                  3,763         12        (23)       3,752
Mutual Funds
  US Government Securities                          236          -        (15)         221
  Adjustable Rate Mortgages                       7,475          -        (68)       7,407
  Commercial Paper                                  419          -          -          419
                                                  8,130          -        (83)       8,047
                                               $ 11,893   $     12    $  (106)    $ 11,799

                                                            September 30, 1994
                                                             Gross      Gross     Estimated
                                               Amortized  Unrealized  Unrealized   Market
                                                 Cost       Gains       Losses      Value
                                                          (Dollars in thousands)
Held to Maturity Portfolio:
Investment Securities
  US Government & Agency Obligations           $  8,713   $      -    $  (534)    $  8,179
  Municipal Obligations                          11,056          6       (608)      10,454
                                                 19,769          6     (1,142)      18,633
Mortgage-Backed Securities
  GNMA                                            2,372         10        (28)       2,354
  FNMA                                            4,718         15       (245)       4,488
  FHLMC                                          11,661         87       (310)      11,438
                                                 18,751        112       (583)      18,280
                                               $ 38,520   $    118    $(1,725)    $ 36,913
Available for Sale Portfolio:
Investment Securities
  US Treasury Securities                       $  5,805   $      -    $  (135)    $  5,670
  US Government & Agency Obligations              2,490          -        (45)       2,445
  Other Investments                                  28          5          -           33
                                                  8,323          5       (180)       8,148
Mutual Funds
  US Government Securities                          625          -        (19)         606
  Adjustable Rate Mortgages                       9,095          -       (210)       8,885
                                                  9,720          -       (229)       9,491
                                               $ 18,043   $      5    $  (409)    $ 17,639

The amortized cost and estimated market value of investment debt securities at September 30,1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The contractual maturities of mortgage-backed securities generally exceeds twenty years; however, the effective lives are expected to be less due to anticipated prepayments.

                                                          Estimated
                                              Amortized    Market     Average
                                                Cost        Value     Yield(a)
                                                   (Dollars in thousands)
Held to Maturity Portfolio:
  Investment Securities
   Due in one year or less                   $  2,429      $  2,430     6.13%
   Due after one year through five years        8,561         8,449     5.93
   Due after five years through ten years       5,273         5,288     6.93
   Due after ten years                          4,626         4,490     6.92
                                               20,889        20,657     6.42

  Mortgage-Backed Securities                   18,961        19,002     6.78
                                             $ 39,850      $ 39,659     6.59%

Available for Sale Portfolio:
  Investment Securities
   Due in one year or less                   $      -      $      -        -%
   Due after one year through five years        1,010         1,010     5.67
   Due after five years through ten years          25            25     7.50
   Due after ten years                          2,728         2,717     7.91
                                                3,763         3,752     7.31
  Mutual Funds
   Due in one year or less                      8,130         8,047     6.30
                                             $ 11,893      $ 11,799     6.62%

  (a) Tax equivalent yields

The carrying value of investment securities pledged as required for public funds and deposits amounted to $5,057,000 at September 30,1995. In addition, certain investment and mortgage-backed securities 'are pledged as collateral under various borrowing agreements. See note 6.

(4) Loans Receivable, Net
Loans receivable, net consists of the following:
                                                              September 30,
                                                            1995        1994
                                                        (Dollars in thousands)
First Mortgage loans:
    Conventional                                        $ 351,416   $ 354,961
    Partially guaranteed by VA or insured by FHA            2,377       2,831
    Participation in conventional loans                    10,093       7,825
    Loans for land and construction                        23,031      19,695
                                                          386,917     385,312

Commercial loans                                           35,470      31,509
Property improvement loans                                 28,847      28,057
Credit Cards                                               19,729      10,338
Guaranteed student loans                                      658         530
Loans secured by deposits                                   1,122         935
Other loans                                                 3,022       2,047
                                                           88,848      73,416
Less:
    Allowance for loan losses                               6,082       6,351
    Deferred loan fees                                        350         707
    Unearned discounts (premium)                               22          41
    Loans in process                                        7,663       8,310
                                                           14,117      15,409
                                                        $ 461,648   $ 443,319

The following table presents information concerning loans accounted for on a nonaccrual basis and loans whose terms have been restructured to provide a reduction of interest rate charged to the borrower:

                                         September 30,
                                 1995                       1994
                              No.       Amount       No.       Amount
                                      (Dollars in thousands)
Nonaccrual loans              159     $ 18,503       121     $ 13,942
Current restructered loans      3        3,476         7        4,165
    Total                     162     $ 21,979       128     $ 18,107

If the total nonaccrual loans had been current and performing in accordance with their original terms, total interest income would have been increased by approximately $1.5 million, $899,000 and $1.4 million for the years ended September 30, 1995, 1994 and 1993, respectively.

The following is an analysis of the allowance for loan losses:
                                                   Year ended September 30,
                                                 1995        1994        1993
                                                    (Dollars in thousands)
Balance, beginning of period                  $  6,351    $  8,111    $  6,999
Adjustment for the pooling of a
   company with a different year-end                 -        (170)          -
Provisions charged to operations                 1,650       1,892       2,440
Recoveries                                          72         409         460
Losses charged against the allowance            (1,991)     (3,891)     (1,788)
Balance, end of period                        $  6,082    $  6,351    $  8,111

First DeWitt services real estate loans for investors which are not included in the accompanying consolidated balance sheets. The total of such loans serviced amounted to approximately $113.4 million, $115.2 million, and $121.7 million at September 30, 1995, 1994, and 1993, respectively.

(5) Deposits
Savings deposits are comprised of the following:

                                                            September 30,
                                                1995                              1994
                                     Rate      Amount     %            Rate      Amount      %
Balance by type of account
   and interest rate:
(Dollars in thousands)
    Commercial Checking                 -%  $  19,563   3.45%             -%  $  17,101    3.57%
    Personal Checking                2.47      50,075   8.82           2.47      44,256    9.23
    Money Market Checking            2.52      21,268   3.75           2.52      22,428    4.68
    Money Market Passbook       2.52-3.93      31,898   5.62      2.52-3.25      42,957    8.96
    Savings                          2.37     108,240  19.06           2.37     123,911   25.85
    Club                             2.37       2,064   0.36           2.37       2,440    0.51
                                              233,108  41.06                    253,093   52.80
    Certificates:
    Regular                     3.20-5.51(a)  266,754  46.99      2.81-5.51     213,422   44.52
    Jumbo                       5.50-7.68(a)   67,464  11.88      4.60-5.00      12,692    2.65
                                              334,218  58.87                    226,114   47.17
    Accrued Interest payable                      384   0.07                        157    0.03
                                              567,710 100.00%                   479,364  100.00                    %


                                               September 30,
                                        1995                   1994
                                    Amount     %            Amount     %
                                          (Dollars in thousands)
Contractual maturity of
   certificate accounts:
Within one year                  $ 298,070   89.19%      $ 196,091   86.72%
One to two years                    18,553    5.55           9,139    4.04
Two to three years                   5,627    1.68           6,627    2.93
Over three years                    11,968    3.58          14,257    6.31
                                   334,218  100.00   %     226,114  100.00%

(a)At September 30,1995, the weighted average interest rates for regular and jumbo certificates were 5.50% and 5.71%, respectively.


Interest expense on deposits is comprised of the following:
                                               Year Ended September 30,
                                           1995          1994          1993
                                                (Dollars in thousands)
Personal and money market
   checking accounts                    $  1,742      $  1,450      $  1,597
Savings, money market passbook
   and certificate accounts               18,912        11,637        13,591
                                        $ 20,654      $ 13,087      $ 15,188


(6) Borrowed Money
Notes payable and other borrowings are as follows:
(Dollars in thousands)
                                                   Interest     September 30,
                                     Due Date        Rate      1995        1994

FHLB of N.Y. (a)(d)                Mar.  3, 2008   6.56 % $     130   $    132
FHLB of N.Y. (b)(d)                Sept. 11,2006   8.16         200        200
FHLB of N.Y. (b)(d)                May   5, 2000   6.63       3,000          -
FHLB of N.Y. (b)(d)                Jan. 30, 1998   7.97       2,000          -
FHLB of N.Y. (b)(d)                Aug. 29, 1995   5.98           -      3,000
FHLB of N.Y. (b)(d)                Aug.  1, 1995   5.87           -      5,000
FHLB of N.Y. (b)(d)                Jan. 30, 1995   5.30           -      2,000
FHLB of N.Y. (b)(d)                Dec. 29, 1994   5.44           -      3,000
FHLB of N.Y. (c)(d)                Demand          5.88           -     15,200
FHLB of N.Y. (c)(d)                Demand          6.63      17,775          -
Midlantic National Bank (e)        Dec. 29, 1994   6.16           -         87
Reverse Repurchase Agreement (f)   Oct. 19, 1994   5.15           -      3,119
                                                           $ 23,105   $ 31,738

(a)These borrowings require periodic amortization.
(b)These borrowings do not require periodic amortization.
(c)The Corporation maintains a $60.4 million line of credit.
(d)First DeWitt maintains a blanket collateral agreement with FHLB   for  the
   above borrowings.    The amortized cost of  mortgage-backed   securities,
   investments, and mortgage loans pledged toward this agreement at September 30,1995 was $16.9 million, $8.7 million and $13.7 million,respectively. The maximum borrowings outstanding cannot exceed 90% of the amounts pledged.
(e)The Bank borrowed $1.2 million to fund the Employee Stock Ownership Plan. Repayments were required quarterly with interest at 85% of Midlantic National Bank's prime rate. The loan was secured by 189,641 shares of First State Financial Services,Inc. Stock which was purchased with the proceeds of the loan for the ESOP.
(f)The Corporation entered into a reverse repurchase agreement with Merrill Lynch on September 30,1994 which matured on October 19,1994. The interest rate on the agreement was 5.15%. The securities underlying the agreement consist of US Treasury notes with a book value of $3,051,000.

(7)  Office Properties and Equipment
Office properties and equipment are summarized as follows:
                                                 September 30,
                                               1995         1994
                                                  ( Dollars in thousands )
At cost:
   Land                                      $  1,563     $  1,563
   Buildings and improvements                   9,076        9,079
   Furniture, equipment and automobiles         7,111        6,108
                                               17,750       16,750
   Less accumulated depreciation                7,227        6,432
                                               10,523       10,318

(8)  Accrued Interest Receivable
A breakdown of accrued interest receivable on assets follows:
                                            September 30,
                                         1995          1994
                                      ( Dollars in thousands )
Mortgage and other loans              $  5,292       $  3,863
Mortgage-backed securities                 122            140
Investments                                495            596
                                         5,909          4,599
Reserve for uncollectible interest      (1,863)        (1,488)
                                      $  4,046       $  3,111

(9) Other Expenses
Other Expenses include the following:
                                            Year ended September 30,
                                              1995     1994     1993
                                             (Dollars in thousands)
Telephone, postage and supplies           $    669  $   559  $   458
Insurance and bond premium                     457      425      333
Legal expenses                                 256      215      289
Branch operations expense                      276      223      345
Examination and audit services expense         315      445      360
Other employee expense                         280      246      221
Other                                          871      971    1,269
                                          $  3,124  $ 3,084  $ 3,275

(10)  Income Taxes

If certain conditions are met, thrift institutions, in determining taxable income, are allowed a special bad-debt deduction based on specified experience formulas or on a percentage of taxable income before such deduction. The specific experience method was used in preparing the Federal income tax return for calendar year 1994 and is expected to be used in calendar year 1995.

Retained income at September 30, 1995 includes approximately $10.0 million for which no provision for income tax has been made. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated by other than tax bad-debt losses or recomputations of bad-debt deductions resulting from operating loss carrybacks to prior years will create income for tax purposes only, which will be subject to the then current corporation income tax rate.

Income tax expense is made up of the following components:

                                             Year ended September 30,
                                             1995      1994      1993
                                             (Dollars in thousands)
Current tax expense:
   Federal                              $   1,575   $ 1,550   $   913
   State                                      147       142       115
                                            1,722     1,692     1,028
Deferred federal tax benefit                 (590)     (329)   (1,013)

     Total income tax expense           $   1,132   $ 1,363   $    15

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are as follows:

                                                             1995      1994
Deferred tax assets:                                         (In thousands)
   Allowance for losses on loans and
      real estate owned per books                         $ 1,850   $ 1,584
   Loan origination fees deferred for book purposes           126       262
   Write-off of assets below tax-basis                         40        21
   Reserve for uncollected interest                           476       345
   Other, net                                                  19        11
   Net operating loss carryforwards                           564       798
   Total gross deferred tax asset                           3,075     3,021
   Less valuation allowance                                   281       683
                                                            2,794     2,338

Deferred tax liabilities:
    Depreciation                                              862       996
                                                          $ 1,932   $ 1,342

A reconciliation of income tax benefit and the "expected" income tax expense, restated to reflect the pooling of Ocean, follows:

                                                      Year ended September 30,
                                                      1995      1994       1993
                                                       (Dollars in thousands)
Expected income tax expense                        $ 1,744   $ 1,653   $    830
Amortization of excess cost over fair value
   of net assets acquired                              145       191        191
State tax, net of Federal benefit                       33        93         83
Increase in cash surrender value of
   insurance policies                                 (227)        -          -
Interest income exclusion                             (265)        -          -
Other, net                                             104        (7)       (35)
Change in the beginning-of-the-year balance
   of the valuation allowance for deferred
   tax assets allocated as income tax expense         (402)     (567)    (1,054)
Income tax expense per consolidated
   financial statements                            $ 1,132   $ 1,363    $    15

The valuation allowance for deferred assets as of October 1, 1994 was $683,000. The net change in the total valuation allowance for the year ended September 30, 1995 was a decrease of $402,000.

Except for the effects of the reversal of net deductible temporary differences, the Corporation is not currently aware of any factors which would cause any significant differences between taxable income and pretax book income in future years. However, there can be no assurances that there will be no significant differences in the future between taxable income and pretax book income if circumstances change (such as, for example, changes in tax laws or the
Corporation's  financial condition or performance).  In order to fully  realize the deferred tax asset, the Corporation will need to generate future taxable income. Management believes it is more likely than not that the Corporation will realize the benefit of net deductible temporary differences and that such net deductible temporary differences will reverse during periods in which the Corporation generates net taxable income. The net deferred tax asset, net of valuation allowances, is predicated on the Corporation generating sufficient taxable income in the carryforward period. Management has projected that the Corporation will generate sufficient taxable income to utilize the deferred tax asset. There can be no assurance, however, that the Corporation will generate any earnings or any specific level of continuing earnings.

(11)  Employee Benefit Plans

The Corporation has a noncontributory defined benefit pension plan. The plan covers all employees provided they are at least 21 years of age and have worked a minimum of 1000 hours in the plan year. Benefits are generally based on years of service and the employee's compensation during the last 5 years of employment.

The following table sets forth the plan's funded status (in thousands):

                                                                        September 30,
                                                                        1995      1994
Plan assets at fair value, primarily investment rated bonds and
   mortgages with call protection                                    $ 2,337   $ 2,079
Actuarial present value of benefit obligations:
 Accumulated benefit obligation for service rendered to date,
   including vested benefits of $2,860 and $2,045, respectively        3,106     2,924
 Additional future benefits based on estimated salary levels             301        98
Projected benefit obligation                                           3,407     3,022
Excess of projected benefit obligation over plan assets               (1,070)     (943)
Unrecognized net transition asset being recognized over 21.5
   and 22.5 years, respectively                                           (9)       (9)
Unrecognized prior service cost                                          843       907
Unrecognized net gain                                                    (37)      (14)
Additional minimum balance sheet liability                              (496)     (786)
Accrued pension cost included in other (assets) liabilities          $  (769)  $  (845)

                                                              Year ended September 30,
                                                                1995    1994    1993
Net periodic pension cost included the following components:
   Service cost-benefits earned during the period              $ 273   $ 265   $ 366
   Interest cost on projected benefit obligation                 226     202     204
   Actual return on plan assets                                 (112)    (43)   (180)
   Net amortization and deferral                                  10     (72)     82
   Total net periodic pension cost                             $ 397   $ 352   $ 472

Annual pension contributions are made by the Bank in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The weighted average discount rate of 7.5% in 1995 and 1994 and 7.0% in 1993, and the rate of increase in future compensation levels of 5.5% in 1995, 1994 and 1993, were used in determining the actuarial present value of benefit obligations. The expected long-term rate of return on assets was 7.5% for 1995 and 9.0% for 1994 and 1993.

First DeWitt has established an Employee Stock Ownership Plan ("ESOP"). This plan covers all employees included in the pension benefit plan except the President and Chief Executive Officer. The ESOP, which is a tax-qualified employee benefit plan, became effective upon conversion At September 30, 1995, the ESOP owned 183,478 shares of the Corporation's common stock.

As of October 1, 1994, the Bank adopted deferred compensation plans for the benefit of certain executive officers. Under the plans, the Bank agrees (i) in return for the participants relinquishing the right to a portion of their current compensation and (ii) as a supplemental retirement benefit, to pay certain officers retirement benefits in a lump sum or in the form of monthly payments of up to 240 months. The Bank will accrue on the books the present value of the benefits, so the amounts required will be provided at normal retirement dates and thereafter. Full retirement benefits are immediately payable to the participant's beneficiary if death of the participant occurs prior to retirement.

In conjunction with the formation of these plans, the Bank purchased life insurance on the participants. The cash surrender value of that insurance was approximately $11.6 million at September 30, 1995 and is carried in Other Assets on the consolidated balance sheet.

(12)  Commitments and Contingencies

In the ordinary course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates, the Bank is a party to various financial instruments which are not reflected in the consolidated financial statements. These instruments consist of commitments to extend credit and unused lines of credit available under consumer loan credit lines and involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary upon extension of credit, is based upon management's credit evaluation of the counterparty.

Loan commitments outstanding at September 30, 1995 and 1994 totaled $17.3 million and $21.4 million, respectively. The loan commitments outstanding at September 30, 1995 consist of variable rate commitments approximating $11.6 million and fixed rate commitments approximating $5.7 million. The later commitments had rates primarily from 7.00% to 12.00%. Unused line of credit available under credit lines aggregated $34.6 million and $21.4 million at September 30, 1995 and 1994. These off-balance sheet commitments generally have fixed expiration dates or other termination clauses.

In addition, the Bank had commitments to sell mortgage loans outstanding at September 30, 1995 totaling $34.7 million. These commitments consist of "best effort" commitments with minimal detrimental effects if they are not filled. These commitments expire on March 31,1996. At September 30, 1994, there were similar commitments to sell mortgage loans outstanding totaling $74.5 million.

The Bank grants residential, consumer, construction and commercial loans secured generally by real estate to customers located primarily in New Jersey. A substantial portion of the Bank's loans are secured by real estate located in a currently weak market. In addition, real estate acquired by foreclosure is located in the same market area. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the loan portfolio and recoverability of real estate acquired by foreclosure are susceptible to changes in market conditions.

In the normal course of business, First State may be party to various outstanding legal proceedings and claims. In the opinion of management, the disposition of such legal proceedings and claims will not materially affect First State's consolidated financial statements.

(13) Selected Quarterly Financial Data (unaudited)
Quarterly results from 1995 and 1994 are shown below (in thousands, except per share amounts):

                                                  1995
                                  First     Second      Third     Fourth
Interest income                $ 10,151   $ 10,907   $ 11,450   $ 11,841
Net interest income               5,569      5,669      5,724      5,622
Provisions for loan losses          200        300        600        550
Income before income taxes        1,476      1,487      1,332        835
Net income                          961        988        958      1,091
Net income per share               0.24       0.26       0.24       0.27

                                                  1994
                                  First     Second      Third     Fourth
Interest income                $  8,642   $  8,405   $  8,666   $  9,222
Net interest income               5,404      5,254      5,397      5,432
Provisions for loan losses          570        222        200        900
Income before income taxes        1,202      1,442      1,140      1,080
Net income                          909      1,035        802        755
Net income per share               0.23       0.27       0.21       0.20

(14)  Stock Option Plans

The Corporation has various stock option plans which have been approved by the Corporation's stockholders. Under an initial plan, approved in 1987, there are 215,950 options outstanding at September 30, 1995, that are exerciseable at $5.50 per share. As of September 30, 1995, 19,000 options have been exercised under this plan.

On January 19, 1994, the Corporation's stockholders approved the 1993 Long-term Incentive Stock Benefit Plan for Officers and Employees (the 1993 Plan) and the 1993 Stock Option Plan for Outside Directors (the 1993 Directors Option Plan). The 1993 plan authorizes the issuance of up to 254,000 shares of Common Stock of the Company, issuance pursuant to grants of stock options, stock appreciation rights, or stock awards. As of September 30, 1995, 51,800 options exerciseable at $7.25 per share and 11,700 stock awards, were granted under the 1993 plan. Recipients of the options and awards are vested over a five year period. Vested options and awards under this plan totaled 10,360 and 2,340, respectively, at September 30, 1995. No options have been exercised under this plan.


Under the 1993 Director Option Plan, options for 63,500 shares of common stock have been reserved for outside directors. As of September 30, 1995, 57,150 options at a weighted average exercise price of $6.94, have been granted under this plan. Recipients of the options are vested over a four year period. Vested options under this plan totaled 12,700 at September 30, 1995. No options have been exercised under this plan.

On October 14, 1994, Ocean Independent Bank issued shares under an existing stock option plan that converted to 15,443 shares of First State common stock.


(15) Condensed Financial Information of Parent Company
                                                      September 30,
                                                     1995       1994
Balance Sheets                                   (Dollars in thousands)
Assets
   Cash                                          $    220   $    267
   Investment securities available for sale           964        510
   Investment securities                              410          -
   Loans receivable                                   217        231
   Investments in Subsidiaries                     39,779     36,745
   Other assets                                         2        220
                                                 $ 41,592   $ 37,973

Stockholders' equity                               41,592     37,973
                                                 $ 41,592   $ 37,973

                                                  Years ended September 30,
                                                  1995      1994      1993
Statements on Income                               (Dollars in thousands)
Operating income:
   Dividends from subsidiary                   $ 1,000   $ 1,250   $   450
   Other income                                     76        31         1
Total income                                     1,076     1,281       451

Operating expenses:                                276       274       285
Income before income taxes and equity in
   undistributed earnings of subsidiaries          800     1,007       166
Income tax expense (benefit)                      (384)        -         1
Income before equity in undistributed
   earnings of subsidiaries                      1,184     1,007       165
Equity in undistributed earnings of
   subsidiaries                                  2,814     2,494     2,360
Net income                                     $ 3,998   $ 3,501   $ 2,525

                                                              Years ended September 30,
                                                             1995   1994   1993
                                                              (Dollars in thousands)
Statements of Cash Flows
Operating Activities:
   Net income                                             $ 3,998    $ 3,501    $ 2,525
   Net accretion of investment discount                       (29)         -          -
   Provision for losses on loans                               50          -          -
   Decrease (increase)  in other assets                       218        100         (1)
   Net cash provided by operating activities                4,237      3,601      2,524

Investing activities:
   Decrease in investment in joint ventures                     -          -         73
   Increase in investment in subsidiaries                  (2,655)    (2,417)    (2,463)
   Proceeds from loan repayments                                8         20          3
   Origination of loans receivable                            (44)      (154)       (84)
   Purchase of investment securities available for sale      (454)      (510)         -
   Purchase of investment securities                       (1,097)         -          -
   Proceeds from maturities of investment securities          716          -          -
   Net cash used by investing activities                   (3,526)    (3,061)    (2,471)

Financing activities:
   Dividends paid on common stock                            (758)      (476)         -
   Net cash used by financing activities                     (758)      (476)         -

Increase (decrease) in cash                                   (47)        64         53
Cash at beginning of year                                     267        203        150
Cash at end of year                                       $   220    $   267    $   203

NON-CASH TRANSFERS:
   Release of Management Recognition Plan stock                 -          -    $   105
   Release of Employee Stock Ownership Plan stock               -    $ 1,159    $    59
   Cancellation of common shares in conjunction with merger     -    $   109          -

(16)  Stockholders' Equity and Regulatory Matters

Subject to applicable law, the Board of Directors of the Bank and of the Corporation may each provide for the payment of dividends.

Future declaration of cash dividends by First State will depend upon dividend payments by the Bank to the Corporation, which is its primary source of income. Under Office of Thrift Supervision ("OTS") regulations, if the Bank satisfies all applicable capital requirements, the Bank is permitted to pay cash dividends during a calendar year in an amount equal to 100% of its net income to date during that calendar year plus 50% of the amount by which its capital exceeds its capital requirements at the beginning of the year. The Bank is required to give 30 days' prior notice to the OTS of the intention to pay a dividend, and the OTS may prohibit the payment of the dividend.

Earnings allocated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends or other distributions with respect to the Bank's capital stock without the payment of tax at the then current income tax rate on approximately 150% of the amount so used, assuming a 34% corporate income tax rate.

At the time of conversion from mutual to stock form, a liquidation account was established in an amount equal to the Bank's retained income at December 31, 1986. The liquidation account was established for the benefit of eligible account holders who continue to maintain their accounts at First DeWitt after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their eligible deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted eligible account balances then held. The balance of the liquidation account at September 30, 1995 was $1,654,000 ($1,972,000 at September 30,1994).

(17)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires disclosure of estimated fair value for financial instruments. Fair value estimates, methods and assumption are set forth below for the Bank's financial instruments for which it is practical to estimate those values.

Cash and Cash Equivalents

For cash and due from banks, interest-bearing deposits in other banks and Federal funds sold, the carrying amount approximates fair value.

Investments Available for Sale, Investments and Mortgage-backed Securities

The fair value of investments available for sale, investments and mortgage-backed securities, were based on quoted market prices or dealer quotes, if available. If a quoted market price or dealer quote was not available, fair value was estimated using quoted market prices of similar securities.

Stock in Federal Home Loan Bank of New York

The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans and similar obligations.

Loans, Receivable

Fair  values  are  estimated  for portfolios of loans  with  similar  financial
characteristics.   Loans  were  segregated by type.   Each  loan  category  was
further segmented into fixed and adjustable rate interest terms.

The fair value of loans is estimated by discounting the future cash flows and prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining terms.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as passbook, NOW, money market and commercial deposit accounts, is equal to the amount payable on demand as of September 30,1995 and 1994. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Money

The fair value of borrowed money is the carrying value for short-term obligations while long-term borrowing fair values are estimated using rates available on borrowings with similar terms and maturities.

The estimated fair values of the Bank's financial instruments as of September 30, 1995 and 1994 are presented in the following table. Since the fair value of off-balance-sheet commitments approximates book value, these disclosures are not included.

                                             1995                        1994
                                        Book       Fair             Book        Fair
                                       Value       Value            Value       Value
Financial assets:
Cash and cash equivalents           $  11,792     $  11,792      $   6,018    $   6,018
Investment securities                  20,889        20,657         19,769       18,633
Investment securities, available
   for sale                            11,799        11,799         17,639       17,639
Mortgage-backed securities             18,961        19,002         18,751       18,280
Federal Home Loan Bank of
   New York stock                       3,715         3,715          3,005        3,005
Loans receivable, net                 461,648       465,742        443,319      441,652
Mortgage loans held for resale         67,219        67,642          3,095        3,098


Financial liabilities:
Deposits                              567,710       567,126        479,364      480,429
Borrowed money                         23,105        23,159         31,738       31,738


Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 Part III
Item 10 - Executive Officers of the Registrant

      The following table sets forth the executive officers name, age, and position held with First State and the Bank.


                           Age at
     Name            September 30, 1995      Position Held

Michael J. Quigley, III        55       Chairman, President and Chief Executive
                                        Officer,
                                        First State Financial Services, Inc.
                                        Chairman, President and Chief Executive
Officer, First DeWitt Bank.

Emil  J.  Butchko              60       Vice President, Treasurer  and  Chief
                                        Financial Officer,
                                        First State Financial Services, Inc.
                                        Sr. Vice President, Treasurer and Chief
                                        Financial Officer, First DeWitt Bank.

John  A.  Rogers               53       Vice President, First State Financial
                                        Services, Inc.
                                        Sr. Vice President, First DeWitt Bank.

Robert H. Blum                 47       Vice President, First DeWitt Bank.

Joseph J Burghardt             60       Vice President, First Dewitt Bank.

Alan M. Chadrjian              39       Vice President, First DeWitt Bank.

John M. Fields, Jr.            32       Vice President and Principal Accounting
                                        Officer,
                                        First State Financial Services, Inc.
                                        Vice  President  and  Controller,First
                                        DeWitt Bank.

John  H.  Isemann              53       Vice President, First State Financial
                                        Services, Inc.
                                        Vice President, First DeWitt Bank.

Richard O Lindsey              55       Vice President, First Dewitt Bank.

Marie  G.  Martino             54       Secretary,  First  State  Financial
                                        Services, Inc.
                                        Vice  President  and Secretary,  First
                                        DeWitt Bank.

Henrik Tvedt, Jr.              34       Vice President, First DeWitt Bank.



      To the extent included in Part III, Item 10, "Executive Officers of the the Registrant," Part III is incorporated by reference to the Corporation's proxy statement dated December 18, 1995.

                                    Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

      The following financial statements are included in the Bank's Annual Report to Shareholders for the year ended September 30, 1995

     -  Consolidated Balance Sheets at September 30, 1995 and 1994

     - Consolidated Statements of Income for each of the years in the three-year period ended September 30, 1995

     - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended September 30, 1995

     - Consolidated Statements of Cash Flows for each of the years in the three year period ended September 30, 1995

     -  Notes to Consolidated Financial Statements

     -  Independent Auditors' Report

Financial Statement Schedules

     Financial Statement schedules are omitted because they are not required or because the required information is set forth in the consolidated financial statements or notes thereto.

Exhibits

      The  following exhibits are either filed as part of this  report  or  are
incorporated  herein  by  reference  to  documents  previously  filed  by   the
Corporation with the SEC.

Exhibit
Number         Description

3              Certificate of Incorporation and Bylaws of First State Financial
                Services, Inc.(1)

10.1           First DeWitt Bank. Employee Stock Ownership Plan(1)

10.2           First  State  Financial Services, Inc. Incentive  Stock  Option
                Plan(2)

10.3           First State Financial Services, Inc. 1993 Stock Option Plan  for
                Outside Directors(3)

10.4           First  State Financial Services, Inc. 1993 Long Term  Incentive
                Stock Benefit Plan(3)

10.5           Employment Agreements between the Bank and the Holding  company and Mr. Quigley(1)

10.5           Special Termination Agreements between the Bank and the Holding
                Company and Messrs. Butchko, Isemann, and Rogers(1)

11             Statement re:  computation of per share earnings

22             Subsidiaries of First State Financial Services, Inc.

23             Accountant's  consent to incorporation by  reference  of  Audit report in Registration statements on form S-8.

(1) Incorporated by reference to Exhibits filed with Registration Statement on Form S-1, No. 33-16532

(2) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-25608

(3) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-90434

Reports on Form 8-K
There were no Form 8-K reports filed during the last quarter of the fiscal year.


                   FIRST STATE FINANCIAL SERVICES, INC.
                     1120 Bloomfield Avenue, CN 2449
                   West Caldwell, New Jersey 07007-2449


                                Form 10-K
                            September 30, 1995

Exhibit 11.  Statement re:  Computation of Per Share Earnings

                                Year ended           Year ended          Year ended
                             September  30,1995   September  30,1994   September  30,1993
                                      (In thousands, except per share amounts)
Net income                         $ 3,998              $ 3,501              $ 2,525

Average primary common
   shares outstanding                3,963                3,847                3,856

Primary earnings per share         $  1.01              $  0.91              $  0.65

Average fully diluted common
   shares outstanding(1)            3,995                 3,885                3,856

Fully diluted earnings per share   $  1.00              $  0.90              $  0.65

(1) - Fully  diluted shares outstanding were calculated via the treasury  stock method  by using the ending period market value regarding stock  options.
      The   average  primary  common  shares  outstanding  was  used  if   this
      calculation was anti-dilutive.

                   FIRST STATE FINANCIAL SERVICES, INC.
                     1120 Bloomfield Avenue, CN 2449
                   West Caldwell, New Jersey 07007-2449

                                Form 10-K
                            September 30, 1995

Exhibit 22.  Subsidiaries of the Registrant

First DeWitt Bank
1120 Bloomfield Avenue, CN 2449
West Caldwell, New Jersey 07007-2449

State of Incorporation:  New Jersey


First State Investment Services, Inc.
1120 Bloomfield Avenue, CN 2449
West Caldwell, New Jersey 07007-2449

State of Incorporation:  Delaware


Subsidiaries of First DeWitt Bank:

Cedar Grove Service Corp.
1120 Bloomfield Avenue, CN 2449
West Caldwell, New Jersey 07007-2449

State of Incorporation:  New Jersey


Southport (Wall) Associates
1120 Bloomfield Avenue, CN 2449
West Caldwell, New Jersey 07007-2449

State of Incorporation:  New Jersey


Ridge (Caldwell) Associates
1120 Bloomfield Avenue, CN 2449
West Caldwell, New Jersey 07007-2449

State of Incorporation:  New Jersey

                   FIRST STATE FINANCIAL SERVICES, INC.
                     1120 Bloomfield Avenue, CN 2449
                   West Caldwell, New Jersey 07007-2449

                                Form 10-K
                            September 30, 1995

Exhibit 23. Accountant's consent to incorporation by reference of Audit report in Registration statements on form S-8



                       INDEPENDENT AUDITOR'S CONSENT

The Board of Directors
First State Financial Services, Inc.


We consent to the incorporation by reference in the registration statement (No. 33-90434) relating to the First State Financial Services, Inc. 1993 Long-Term Incentive Stock Benefit Plan and the First State Financial Services, Inc. 1993 Stock Option Plan for Outside Directors on Form S-8 of First State Financial Services, Inc. and subsidiary of our report dated November 6,1995, relating to the consolidated balance sheets of First State Financial Services, Inc. and subsidiary as of September 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995, which report appears in the September 30, 1995 annual report on Form 10-K.



KPMG Peat Marwick LLP
Short Hills, New Jersey
December 27, 1995


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.


Michael  J.  Quigley,  III
                              Chairman of the Board of Directors,
Michael  J.  Quigley,  III    President  and  Chief  Executive Officer



Emil J. Butchko
                               Vice President and Chief Financial
Emil J. Butchko                    Officer


John M. Fields, Jr
                              Vice President and Principal
John M. Fields, Jr.           Accounting Officer


Henry F. Albinson
                              Director
Henry F. Albinson


Frank H. Bridge
                              Director
Frank H. Bridge


Theodore F. Cox
                              Director
Theodore F. Cox


Walter J. Davis
                              Director
Walter J. Davis


Clarence R. Lommerin
                              Director
Clarence R. Lommerin


Marie G. Martino
                              Director
Marie G. Martino


Ralph M. Riefolo
                              Director
Ralph M. Riefolo


Patrick N. Ciccone, M.D.
                              Director
Patrick N. Ciccone, M.D.




Dated December 29, 1995