Form 10-Q
period 1995-12-31
FIRST STATE FINANCIAL SERVICES INC
filed 1996-02-14
CIK 820240

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


                  For Quarter Ended    December 31, 1995

                     Commission File Number    0-16329


                    First State Financial Services, Inc.
           (Exact name of registrant as specified in its charter)

                                 Delaware
      (State or other jurisdiction of incorporation or organization)

                                22-2823506
                  (I.R.S. Employer Identification Number)

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


Indicate the number of shares outstanding of each of the issuer's class  of
common stock at December 31, 1995:   3,889,405 shares of common stock,  par
value $.01.





              FIRST STATE FINANCIAL SERVICES, INC.

                             INDEX
                                                            Page
                                                           Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets,
               December 31, 1995  and
               September 30, 1995                              3

               Consolidated Statements of Income,
               three months ended December 31,
               1995 and 1994                                   4

               Consolidated Statements of Cash Flows,
               three months ended December 31, 1995
               and 1994                                        5

               Notes to Consolidated Financial
               Statements                                      6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                      7



PART II.  OTHER INFORMATION                                   20

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

              FIRST STATE FINANCIAL SERVICES, INC.
                   Consolidated Balance Sheets
                           (unaudited)

                                          December        September
                                             31,             30,
                                            1995             1995
                                         -----------       ----------
                                                (in thousands)
ASSETS
Cash on hand and in banks                 $  14,304        $  11,792
Federal Funds                                     -                -
Investment securities available for sale     13,981           11,799
Investment securities, at cost               11,016           20,889
Federal Home Loan Bank stock, at cost         3,715            3,715
Loans receivable, net                       479,264          461,648
Mortgage loans held for resale                6,168           67,219
Mortgage-backed securities, at cost          30,730           18,961
Accrued interest receivable                   3,855            4,046
Office properties and equipment, net         10,656           10,523
Real estate owned                             6,047            8,564
Cost  in  excess of fair  value  of  net      2,299            2,349
  assets acquired
Other assets                                 15,234           15,515
                                          ----------       ----------
                                          $ 597,269        $ 637,020
                                          ----------       ----------
                                          ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                  $ 538,626        $ 567,710
Borrowed money                               12,330           23,105
Advance payments by borrowers for
  taxes and insurance                         2,017            3,253
Accrued expenses and other liabilities        1,294            1,360
                                          ----------       ----------
  Total liabilities                         554,267          595,428

Stockholders' Equity:
Preferred stock, $.01 par value,
     2 million shares authorized;
     none issued                                  -                -
Common stock, $.01 par value,
    8 million shares authorized;
    3,898,765 issued;
    3,889,405 outstanding at 12/31/95;           39
    3,883,765 issued;
    3,874,405 outstanding at 9/30/95                              39
Paid-in capital                              21,031           20,949
Net unrealized loss on investment
    securities available for sale              (52)             (89)
Retained income                              21,984           20,693
                                          ----------       ----------
    Total stockholders' equity               43,002           41,592
                                          ----------       ----------
                                          $ 597,269        $ 637,020
                                          ----------       ----------
                                          ----------       ----------

              FIRST STATE FINANCIAL SERVICES, INC.
                Consolidated Statements of Income
              (in thousands, except per share data)

                                            Three months ended
                                               December 31,
                                               (unaudited)
                                             1995             1994
                                         ---------       ----------
Interest income:
   Interest on mortgage loans            $  8,233         $  7,491
    Interest on consumer and commercial
      loans                                 2,568            1,802
    Interest on mortgage-backed
      securities                              363              319
    Interest on investments available
      for sale                                216              107
   Interest on investment securities          463              431
                                         ---------       ----------
      Total interest income                11,843           10,150
                                         ---------       ----------
Interest expense:
   Interest on deposits                     5,828            4,326
   Interest on borrowed money                 109              255
                                         ---------       ----------
      Total interest expense                5,937            4,581
                                         ---------       ----------

Net interest income                         5,906            5,569
Provision for loan losses                     300              200
                                         ---------       ----------
Net interest income after provision for
    loan losses                             5,606            5,369
                                         ---------       ----------
Other income:
   Loan fees and other loan charges         1,815              700
   Service charges on deposit accounts        455              423
   Net gain on sales of loans                 927                1
     Net   gain  (loss)  on  sales   of
      investments                             110             (156)
   Other                                      155               86
                                         ---------       ----------
      Total other income                    3,462            1,054
                                         ---------       ----------
Operating expenses:
   Compensation and employee benefits       1,951            1,800
   Premises and occupancy costs, net          567              483
   Amortization of intangible assets           50              134
   Loan expenses                            2,287              810
   Data processing                            300              262
   Advertising and promotion                  202              201
   Federal insurance premiums                 296              285
   Problem asset expenses, inclusive of
      real estate owned write-downs           451              163
   Other expenses                             701              808
                                         ---------       ----------
      Total operating expenses              6,805            4,946
                                         ---------       ----------
Income before income tax expense            2,263            1,477
Income tax expense                            758              516
                                         ---------       ----------
Net income                               $  1,505        $     961
                                         ---------       ----------
                                         ---------       ----------
Primary earnings per share of common
    stock                                $   0.37        $    0.25
                                         ---------       ----------
                                         ---------       ----------
              FIRST STATE FINANCIAL SERVICES, INC.
              Consolidated Statements of Cash Flows
                         (in thousands)
                                                Three months ended
                                                   December 31,
                                                   (unaudited)
                                                 1995           1994
                                              ----------     ----------
OPERATING ACTIVITIES
Net income                                      $1,505        $   961
Adjustments to reconcile net income to  net
cash provided by operating activities:
Amortization of intangible assets                   50            134
Depreciation                                       304            231
Net amortization and accretion of loan fees
   and discounts                                   (59)            32
Net amortization   and   accretion    of
   investment premium and discount                  19            (16)
Net amortization  and  accretion  of  MBS
   premium and discount                              3              6
Decrease (increase) in interest receivable         191           (389)
Proceeds from loan sales                        68,673            523
Origination of loans held for resale            (6,695)          (212)
Net gain on sale of real estate owned              (11)             -
Net gain on sale of loans                         (927)            (1)
Net (gain) loss on sales of investments           (110)           156
Provisions for losses on loans                     300            200
Provision  for write-downs of  real  estate
   owned                                           300              -
Decrease in other assets                           281          1,547
(Decrease) increase in other liabilities           (66)            38
                                              ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        63,758         3,210
                                              ----------     ----------
INVESTING ACTIVITIES
Net increase in loans, receivable               (18,022)      (25,660)
Purchase of mortgage-backed securities          (13,570)            -
Proceeds from sales of mortgage-backed
   securities                                     1,179             -
Principal payments on mortgage-backed
   securities                                       619           956
Proceeds from dispositions of real  estate
   owned                                          2,393           549
Office properties and equipment
   expenditures                                    (437)         (171)
Purchase of investment securities                     -        (2,322)
Purchase of investment securities available
   for sale                                     (10,352)            -
Proceeds from sale of investment securities
   available for sale                            16,780         7,671
Proceeds   from  maturities  of  investment
   securities                                     1,391         1,515
                                               ----------    ----------
NET CASH USED BY INVESTING ACTIVITIES           (20,019)      (17,462)
                                               ----------    ----------
FINANCING ACTIVITIES
Net (decrease) increase in deposits             (29,084)       26,224
Dividends paid on common stock                     (214)         (159)
Principal repayments of borrowings              (10,775)      (15,157)
Net decrease in advance payment by
   borrowers for taxes and insurance             (1,236)         (175)
Common stock issued                                  82            59
                                               ----------    ----------
NET CASH (USED) PROVIDED BY FINANCING
   ACTIVITIES                                   (41,227)       10,792
                                               ----------    ----------

Increase (decrease) in cash and cash
   equivalents                                    2,512        (3,460)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                        11,792        14,137
                                               ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $14,304       $10,677
                                               ----------    ----------
CASH PAID DURING THE PERIOD FOR:
   Interest                                     $ 6,210       $ 4,627
   Income taxes                                 $    50       $   495

NON-CASH TRANSFERS:
Loans classified as Real Estate Owned           $   165       $   106
Transfer of Investment securities  to
   Investment securities available for sale     $ 8,463       $ 2,300
Reclassification  of Loans,  receivable  to
   Mortgage loans held for resale                    -        $   758

FIRST STATE FINANCIAL SERVICES, INC.
 Notes to Consolidated Financial Statements




1.   Presentation of Statements

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (all which were normal recurring accruals) necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results which may be expected for the entire year.

     First  State  Financial Services, Inc. is  the  holding
     company for First DeWitt Bank, its principal wholly-owned subsidiary. Audited consolidated financial statements for the year ended September 30, 1995 were filed with the Securities and Exchange Commission.



2.   Earnings Per Share

     Earnings per share was calculated for each period by dividing the net income for the period by the average number of primary shares outstanding over the period. The actual average primary shares outstanding were 4,021,761 for the three months ended December 31, 1995, and 3,917,358 for the three months ended December 31, 1994.



              FIRST STATE FINANCIAL SERVICES, INC.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Financial Condition

Total assets of First State Financial Services, Inc. were $597.3 million at December 31, 1995. This is a decrease of $39.8 million, or 6.24%, in total assets from September 30, 1995. The principal decreases in assets were in mortgage loans held for resale of $61.1 million, in investment securities of $9.9 million and in real estate owned of $2.5 million. First DeWitt Bank ("the Bank") sold $67.7 million in mortgage loans, categorized as mortgage loans held for resale, for a net gain on sales of $927,000. The cash generated from the sales was principally used to repay maturing brokered and other high yielding certificates of deposit and also to repay borrowings. The Financial Accounting Standards Board created a one-time window enabling banks to reallocate their investment securities between their Available-for-Sale and their Held-to-Maturity accounts without tainting their total portfolios. The Bank took this opportunity to restructure fixed rate securities into adjustable rate mortgage-backed securities, to sell poor performing securities and to improve the overall yield of its portfolios. The portfolio restructuring was the principal reason for the $9.9 million decrease in investment securities. The decrease in real estate owned is elaborated on below.

The principal increases in assets were increases in net loans receivable of $17.6 million, in investment securities available for sale of $2.2 million, in mortgage-backed securities of $11.8 million and in cash on hand and in banks of $2.5 million. The increase in loans receivable was mainly due to the continued aggressive marketing of a number of competitive loan products. The Bank originated $26.5 million in mortgage loans, $9.2 million in consumer loans, and $10.8 million in commercial loans since September 30, 1995. The increase in investment securities available for sale was mainly attributable to the securities portfolio restructuring mentioned above. The increase in mortgage-backed securities was mainly due to outright purchases of such securities. The increase in cash on hand and in banks was mainly due to the increase in volume of check clearances. Cash on hand and in banks included approximately $3.0 million of funds in Nationar Bank ("Nationar") for funds cleared by that correspondent institution. On February 6, 1995, the Acting
Superintendent of Banks of the State of New York ("the Superintendent") took possession of the business assets of Nationar for purposes of an orderly liquidation of their affairs. First DeWitt has received $4.7 million from Nationar for check clearances and believes that, as a preferred creditor, the remaining $3.0 million balance will be received in the near future. First DeWitt's proof of claim for $3.0 million has been accepted and approved by the superintendent. First DeWitt's status as a preferred creditor was concurred with by counsel for the Superintendent.

Total liabilities were $554.3 million at December 31, 1995. This is a decrease of $41.2 million, or 6.91%, in total liabilities from September 30, 1995. The decrease was mainly due to a reduction in deposits of $29.1 million and a reduction in borrowed money of $10.8 million. Cash generated from the sale of $67.7 million in mortgage loans, mentioned earlier, was used to repay borrowings and also to repay brokered and other high yield certificates of deposit as they matured. Jumbo certificates of deposit, which include brokered deposits, decreased $45.2 million from September 30, 1995. The decrease in deposits due to jumbo certificates was partially offset by new deposits of $10.2 million received in a branch office opened in October 1995 and also from a $5.6 million increase in checking deposits. Management anticipates that the deposit restructure detailed above will decrease overall cost of funds on a prospective basis.

Nonperforming  assets,  including  current  restructured   loans,
decreased  to  $23.2  million at December  31,  1995  from  $30.5
million  at  September 30, 1995.   The table  below  details  the
composition of these assets.

                                  12/31/95        9/30/95
                                       (in thousands)

     Nonaccrual loans              $15,572        $18,503
     Real estate owned               6,047          8,564
     Current restructured loans      1,581          3,476
                                   --------       --------
     Total nonperforming assets    $23,200        $30,543
                                   --------       --------
                                   --------       --------

When a loan becomes 90 days or more past due or the collection of interest becomes uncertain, the accrual of income is discontinued. These loans are classified as nonaccrual and interest income is only recognized subsequently in the period collected. Loans are returned to an accrual status when all past due amounts have been collected and factors indicating doubtful collectibility on a timely basis no longer exist. If nonaccrual loans had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $300,000 for the period from September 30, 1995 to December 31, 1995.

The  allowance for loan losses totaled $5.7 million  at  December
31, 1995.  An analysis of the allowance for loan losses follows:


     Balance at September 30, 1995          $6,081,000
     Charge-offs:
          Consumer loans                       123,000
          Mortgage loans                       594,000

     Recoveries:
          Consumer loans                        12,000
                                            -----------
     Net charge-offs                           705,000

     Additions charged to operations           300,000
                                            -----------
     Balance at December 31, 1995           $5,676,000
                                            -----------
                                            -----------

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

In May 1993 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for the Impairment of a Loan." SFAS No. 114 was amended by SFAS No. 118 in October 1994. SFAS No. 114, as amended, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans whose terms are modified in troubled debt restructurings. The Bank adopted SFAS No. 114, as amended, effective October 1, 1995, and the adoption has not had a material impact on the consolidated financial statements. As a result of the adoption of SFAS 114, as amended, the Bank had a recorded investment of $7.7 million in loans defined as impaired at December 31, 1995. The total allowance associated with these loans totaled $1.4 million at December 31, 1995. The loans classified as impaired in accordance with SFAS 114 were classified as such due management's belief that it was probable that all amounts due according to the contractual terms of the loans would not be collected in full. In conjunction with the adoption, the Bank chose to not to recognize interest income on impaired loans and instead recognize the net entire change in net present value of impaired loans as bad-debt expense.


Real estate owned totaled $6.0 million at December 31, 1995 compared to $8.6 million at September 30, 1995. The decrease was mainly due to the sales of two properties. Real estate owned is carried on the Bank's books at fair value less estimated costs to sell the property. Management recognizes that future adjustments may be necessary if the real estate values decline.

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

The financing activities section of the Consolidated Statement of Cash Flows reflects a net decrease in deposits of $29.1 million during the quarter ended December 31, 1995. The decrease consisted of $34.9 million in net withdrawals offset by $5.8 million in interest credited to deposit accounts. The decrease was mainly due to the repayment of jumbo high interest rate certificates of deposit as they matured. See the "Financial Condition" section of this report for additional information. Deposits increased $26.2 million during the same 1994 quarter. The increase consisted of $21.9 million in net deposits along with $4.3 million in interest credited to deposit accounts. The Bank reduced borrowings by $10.8 million in the 1995 period compared to the net repayment of $15.2 million in borrowings in the 1994 period.

Cash provided by operating activities amounted to $63.8 million in the quarter ended December 31, 1995 compared to $3.2 million in the 1994 period. The 1995 activity was mainly attributable to the sale of mortgage loans from the Bank's mortgage loans held for resale accounts. The proceeds from the sales were primarily used to repay certificates of deposit as they matured and also to repay borrowings.

In the investing activities section of the Statement of Cash Flows, a net increase in loans receivable of $18.0 million is reported for the quarter ended December 31, 1995 compared to a net increase of $25.7 million for the same 1994 period. Loans originated in the 1995 quarter totaled $46.5 million. Loan amortization, repayments and proceeds from sales of loans provided funds for the origination of loans. The Bank actively markets several competitive loan programs and has successfully utilized the services of loan solicitors for the origination of mortgage loans. Cash generated from the sale and maturity of investment securities totaled $18.2 million, and cash generated from mortgage-backed securities sales and repayments totaled $1.8 million in the 1995 quarter. The funds received were reinvested in investment securities held for resale of $10.4 million and mortgage-backed securities of $13.5 million. See the "Financial Condition" section of this report for additional information. In the 1994 quarter, the Bank received $7.7 million in cash from activities in its investments held for sale accounts and $1.5 million from maturities of investments. The cash proceeds were mainly reinvested in short term notes of local municipalities. Cash funds received from the disposition of real estate owned properties amounted to $2.4 million in the quarter ended December 31, 1995 compared to $549,000 in the same 1994 period.

At December 31, 1995 First State's liquid assets consisted of $14.3 million in cash on hand and in banks and $21.2 million in securities which qualify as liquid assets for Office of Thrift Supervision (OTS) regulatory requirements. The cash balances will be used in normal operations. First DeWitt is required to maintain minimum levels of liquid assets as defined by the OTS regulations, such as United States Government and federal agency securities. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's ratio was 6.41% at December 31, 1995. The Bank anticipates maintaining its liquidity at or above the level required by regulatory agencies.

The Bank had $15.3 million in outstanding commitments to originate loans, $28.8 million in commitments to sell loans, and $35.5 million in unused lines of credit primarily available under home equity loan credit lines at December 31, 1995. The Bank had no material commitments for capital expenditures at that date. The vast majority of the commitments to sell loans are best-effort commitments with no negative impact if the commitments are not filled in their entirety. Management intends to fund the loan commitments from internal operations and available liquid assets. Any shortfall in obtaining the funds internally will be satisfied by additional borrowings. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of New York. The Bank maintains a $60.4 million line of credit with the FHLB. The Bank had $12.3 million in borrowings against the line of credit at December 31, 1995.

The  Bank's  capital exceeds all regulatory requirements  and  is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 definitions. The regulatory capital requirements and First DeWitt Bank's capital position as of December 31, 1995 are as follows:

                                       Capital
                      Capital        Requirement      Excess
                       Amount   %      Amount   %     Amount   %
                               (Dollars in Thousands)
Tangible   Capital    $38,892  6.5%  $  8,975  1.5%  $29,917  5.0%
Core Capital           38,892  6.5     17,949  3.0    20,943  3.5
Risk-based Capital     43,741 11.3     31,006  8.0    12,735  3.3

The  OTS has proposed an increase in the core capital requirement from the current 3% to a level that is expected to be between  4%
and 5%.

The deposits of the Bank are insured by the FDIC primarily through the Savings Association Insurance Fund ("SAIF") ($64.1 million of deposits at December 31, 1995 were insured through the Bank Insurance Fund [the "BIF"], the deposit insurance fund that insures most commercial bank deposits). Both the SAIF and the BIF are statutorily required to be recapitalized to a level equal to 1.25% of insured deposits. Members of the SAIF are currently paying average deposit insurance premiums of between 24 and 25 basis points per $100 of insured deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest.

On August 8, 1995, the FDIC established a new assessment rate schedule of 4 to 31 basis points for BIF members beginning on or about June 30, 1995. Under the new assessment rate schedule, approximately 92% of BIF members will pay the lowest assessment rate of 4 basis points. With respect to SAIF member institutions, the FDIC determined to retain the existing assessment rate schedule of 23 to 31 basis points per $100 of insured deposits. In announcing the assessment reduction for BIF deposits, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. Moreover, the FDIC has announced that for the six-month period commencing January 1, 1996, no insurance assessment will be levied with respect to an estimated 90% of the banks that are members of BIF.

Legislation is pending in Congress to recapitalize the SAIF by a one-time charge to SAIF-insured institutions of approximately $.85 to $.90 for every $100 of assessable deposits, and to eventually merge the SAIF with the BIF. If the Bank were subject to a special assessment of $.85 for every $100 of assessable deposits, the Bank would be required to pay approximately $4.0 million, or $2.5 million net of income taxes, based upon its deposits at December 31, 1995.

Results of Operations

Comparison of Three Months Ended December 31, 1995 and
December 31, 1994

First State recorded net income of $1.5 million, or $.37 per share, for the quarter ended December 31, 1995 compared to a net income of $961,000, or $.25 per share, for the same quarter in 1994. The most significant contribution to the net income improvement in the 1995 period was net gains on the sale of loans of $927,000. Net interest income increased $337,000 in the 1995 quarter; other income, exclusive of net gains on the sales of loans, increased $1.5 million; and operating expenses increased $1.9 million in the same period.

Total interest income increased $1.7 million during the quarter ended December 31, 1995 compared to the same period in 1994. The increase in interest income was primarily due to the $742,000 increase  in  interest  on mortgage loans  and  the  increase  in interest on consumer and commercial loans of $766,000. The increases were mainly attributable to the increased average balance of the loan portfolios outstanding in the 1995 period and also to the increased average yield of the portfolios. The average balance of loans outstanding was $483.5 million in the 1995 period compared to $453.2 million in the 1994 period. The average yield of the loan portfolios was 8.61% at December 31, 1995 compared to 8.07% at December 31, 1994. Interest income from the investment securities portfolio and also from the investment securities available for sale increased $109,000 during the 1995 quarter. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans both for its own portfolio and also for sale to others. Long-term, fixed-rate loans are mainly originated with the intent of selling the loans to others. Adjustable-rate and shorter term fixed-rate loans are mainly originated for the loan portfolio. If nonaccrual loans of $15.6 million at December 31, 1995 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $300,000 during the quarter ended December 31, 1995. The average yield on loans and investments was 8.37% at December 31, 1995.

Total interest expense increased $1.4 million (or 29.6%) in the quarter ended December 31, 1995, compared to the same period in
1994.   The increase was mainly due to the $1.5 million  increase
in  interest  expense  on deposits and was  attributable  to  the increased average balance of total deposits outstanding in the 1995 period and also to increased interest rates paid on
deposits.    The  increased  interest  rates  paid  on   deposits
reflected  the  increases  in  general  market  interest   rates.
Average  deposits outstanding during the 1995 period were  $549.9
million  compared to $496.1 million during the 1994 period.   The
average interest rate on deposits was 4.17% at December 31, 1995 compared to 3.52% at December 31, 1994. Proceeds from the sales of mortgage loans during the 1995 quarter were used to repay high-rate certificates, mainly jumbo certificates, and also to repay
borrowings.   Jumbo certificates were reduced  by  $45.2  million
during the quarter. The average cost of deposits decreased to 4.17% at December 31, 1995 from 4.27% at September 30, 1995. Management anticipates that the changes in the deposit portfolio will continue to have a favorable effect on overall cost of funds. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money decreased $146,000 in the 1995 period. The average interest rate on deposits and borrowed money was 4.20% at December 31, 1995.

Net  interest income increased $337,000 during the quarter  ended
December 31, 1995 compared to the same period in 1994. The interest income and interest expense elements of the changes in net interest income are described above.

Provisions for loan losses totaled $300,000 in the quarter ended December 31, 1995 compared to $200,000 in the same 1994 quarter. The related allowance for loan losses totaled $5.7 million and was 36.5% of nonaccrual loans at December 31, 1995. Substantially all of the nonaccrual loans are secured by first mortgage liens on real property. See "Financial Condition" section for information regarding factors which influence management's judgment in determining the amount of additions to the loan loss allowance. Although management considers the allowance for loan losses to be adequate, management recognizes that additional problems could develop and lead to additional loss provisions and asset write-downs.

Total other income increased $2.4 million in the quarter ended December 31, 1995. The increased income is mainly attributable to a $1.1 million increase in loan fees and other loan charges, a $926,000 net gain on the sales of loans, and a $266,000 net gain on sales of investments. First State obtained a serviced credit card portfolio through the merger with Ocean Independent Bank in October 1994. The effect of the accounting for the credit card portfolio has caused increases in the areas of consumer loan interest, loan fees and other loan charges, and loan expenses. Details regarding First State's serviced credit card portfolio are discussed below; however, the increase in loan fees and other loan charges is directly attributable to the credit card portfolio. The sale of $67.7 million of mortgage loans from the available-for-sale portfolio generated a net gain on sales of loans of $927,000. On October 1, 1995, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires the recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing is retained. The statement also requires the Corporation to measure the impairment of the servicing rights based on the difference between the carrying amount of the servicing rights and their current value. The adoption of SFAS No. 122 had a material effect on the gain recognized in connection with the sale detailed above. The Corporation recorded an asset of $472,000, during the quarter ended December 31, 1995, in connection with loan sales recorded in accordance with SFAS No. 122. It is anticipated that the volume of mortgage loan sales and corresponding gains on the sales will be considerably less going forward. Net gains on the sales of investments totaled $110,000 in the 1995 quarter compared to a loss of $156,000 in the 1994 quarter. The loss in 1994 was mainly attributable to the sale of several of Ocean Independent Bank's investment securities at time of merger. First State maintains an investment securities available-for-sale portfolio of approximately $14.0 million and anticipates periodic gains on the sales of such securities. The securitites in the available-for-sale are subject to the accounting requirements of SFAS No. 115 (previously adopted) and are adjusted to market value with the resulting offset reported in the equity section of the financial statements.

Total operating expenses increased $1.9 million in the quarter ended December 31, 1995. The increase is principally attributable to a $1.5 million increase in loan expenses, a $151,000 increase in compensation and employee benefits, and a $288,000 increase in problem asset expenses. Substantially all of the increase in loan expenses was attributable to the accounting for credit card expenses. Details regarding First State's serviced credit card portfolio are discussed separately below. The $151,000 increase in compensation and employee benefits was mainly due to the continually rising cost of employee benefits, a cost of living increase, and the employment of personnel to staff the new branch office opened in October 1995. The $288,000 increase in problem asset expenses, inclusive of real estate owned write-downs was mainly due to write-downs on properties disposed of during the quarter. The "other expenses" category was greater in the 1994 quarter mainly because of costs incurred with the acquisition of Ocean Independent Bank.

The Corporation acquired a serviced credit card portfolio through the acquisition of Ocean Independent Bank in October 1994. The arrangement with the servicer of the portfolio, Applied Card Systems (ACS) of Wilmington, Delaware, provides the Corporation with a guaranteed net return based on the outstanding receivables associated with the serviced portfolio. The return that is guaranteed to the Corporation is net of all costs, including credit loss and cost of funds. The size of the credit card portfolio subject to this arrangement may be reduced by ACS after providing First State with certain notices. First State records all interest income associated with the portfolio in the "Interest on consumer and commercial loans" caption, and all fees associated with the portfolio are recorded in the "Loan fees and other loan charges" caption. The difference between the amounts received for the two captions above and the net return guaranteed to the Corporation is considered "credit card expenses" that represent the fees paid to ACS for their servicing of the portfolio. This amount is recorded in the "Loan expenses" caption. The Corporation's business with ACS has expanded, and this growth has caused an increase in all three income statement captions. The detail effects of the serviced credit card portfolio on the income statement for the quarters ended December 31, 1995 and 1994, and the year ended September 30, 1995, are presented below.

                                   3 Months  12 Months  3 Months
                                     Ended     Ended      Ended
                                   12/31/95   9/30/95   12/31/94
                                      (in thousands)
Income Statement Caption
Interest on consumer and
   commercial loans                 $ 1,048   $ 2,265   $   402
Loan fees and other loan charges      1,572     2,991       519
                                    --------  --------  --------
          Total credit card income    2,620     5,256       921

Loan expenses                         2,274     4,469       792
                                    --------  --------  --------
Net credit card income (pre tax)    $   346   $   787   $   129
                                    --------  --------  --------
                                    --------  --------  --------
Net credit card income (after tax)  $   211   $   480   $    79
                                    --------  --------  --------
                                    --------  --------  --------

The total credit card receivables outstanding that were serviced by ACS totaled $25.9 million, $19.7 million and $11.9 million at December 31, 1995, September 30, 1995, and December 31, 1994, respectively.

Income  tax  expense of $758,000 incurred in  the  quarter  ended
December 31, 1995 and income tax expense of $516,000 incurred in the quarter ended December 31, 1994 was due to the generation of taxable income.


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

Item 4.   Submission of Matters to a Vote of Security Holders
               None

Item 5.   Other Information
               Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
               (a)       None
               (b)   No reports on Form 8-K have been filed
                     during the quarter ended December 31, 1995.


                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                First State Financial Services, Inc.


Dated:  02/14/96                By:   Michael J. Quigley, III
                                      --------------------------
                                      Michael J. Quigley, III
                                      Chairman, President and
                                      Chief Executive Officer

Dated:  02/14/96                By:   Emil J. Butchko
                                      --------------------------
                                      Emil J. Butchko
                                      Senior Vice President
                                      and Treasurer