Form 10-Q
period 1996-03-31
FIRST STATE FINANCIAL SERVICES INC
filed 1996-05-15
CIK 820240

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


                    For Quarter Ended    March 31, 1996

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


Indicate the number of shares outstanding of each of the issuer's class of common stock at March 31 ,1996:

             3,932,465 shares of common stock, par value $.01.





              FIRST STATE FINANCIAL SERVICES, INC.

                             INDEX
                                                            Page
                                                           Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets,
               March 31 ,1996 and
               September 30, 1995                              3

               Consolidated Statements of Income,
               three and six  months ended March 31,
               1996 and 1995                                   4

               Consolidated Statements of Cash Flows,
               six  months ended March 30, 1996
               and 1995                                        5

               Notes to Consolidated Financial
               Statements                                      6

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                        7


               PART II.  OTHER INFORMATION                    20


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

              FIRST STATE FINANCIAL SERVICES, INC.
                   Consolidated Balance Sheets
                           (unaudited)

                                          March 31,       September 30,
                                            1996             1995
                                         -----------       ----------
                                                (in thousands)
ASSETS
Cash on hand and in banks                $   14,046        $  11,792
Investment securities available for sale     17,083           11,799
Investment securities, at cost               17,511           20,889
Federal Home Loan Bank stock, at cost         3,715            3,715
Loans receivable, net                       496,296          461,648
Mortgage loans held for resale                8,225           67,219
Mortgage-backed securities, at cost          32,855           18,961
Accrued interest receivable                   4,054            4,046
Office properties and equipment, net         10,523           10,523
Real estate owned                             6,513            8,564
Cost  in  excess of fair  value  of  net      2,249            2,349
assets acquired
Other assets                                 15,614           15,515
                                          ----------       ----------
                                          $ 628,684        $ 637,020
                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                  $ 557,629        $ 567,710
Borrowed money                               23,429           23,105
Advance payments by borrowers for
  taxes and insurance                         2,267            3,253
Accrued expenses and other liabilities        2,345            1,360
                                          ----------       ----------
  Total liabilities                         585,670          595,428
                                          ----------       ----------
Stockholders' Equity:
Preferred stock, $.01 par value,
   2  million shares authorized;
   none issued                                    -                -
Common stock, $.01 par value,
   8 million shares authorized;
   3,932,465 issued;
   3,923,105 outstanding at 3/31/96;
   3,915,865 issued;
   3,906,505 outstanding at 12/31/95             39               39
Paid-in capital                              21,199           20,949
Net unrealized loss on investment
    securities available for sale              (302)             (89)
Retained income                              22,078           20,693
                                          ----------       ----------
    Total stockholders' equity               43,014           41,592
                                          ----------       ----------
                                          $ 628,684        $ 637,020
                                          ==========       ==========

              FIRST STATE FINANCIAL SERVICES, INC.
                Consolidated Statements of Income
              (in thousands, except per share data)
                                        Three months ended      Six months ended
                                              March 31,             March 31,
                                            (unaudited)           (unaudited)
                                           1996      1995        1996       1995
                                       --------- ---------   ---------  ---------
Interest income:
  Interest  on   mortgage loans        $  7,662  $  8,039    $ 15,895   $ 15,530
  Interest on consumer and
    commercial loans                      2,954     1,998       5,522      3,800
  Interest  on  mortgage- backed
    securities                              514       311         877        630
  Interest  on investments
    available for sale                      215       117         431        224
  Interest  on  investment securities       256       442         719        873
                                       --------- ---------   ---------  ---------
      Total interest income              11,601    10,907      23,444     21,057
                                       --------- ---------   ---------  ---------
Interest expense:
  Interest on deposits                    5,474     4,971      11,302      9,297
  Interest  on   borrowed money             247       267         356        522
                                       --------- ---------   ---------  ---------
      Total interest expense              5,721     5,238      11,658      9,819
                                       --------- ---------   ---------  ---------

Net interest income                       5,880     5,669      11,786     11,238
Provision for loan losses                   900       300       1,200        500
                                       --------- ---------   ---------  ---------
Net interest  income  after provision
    for loan losses                       4,980     5,369      10,586     10,738
                                       --------- ---------   ---------  ---------
Other income:
  Loan fees and other loan charges        3,151       824       4,966      1,524
  Service charges on deposit accounts       432       439         887        862
  Net gain on sales ofloans                 127         5       1,054          6
  Net gain (loss) on sales of
    investments                              26         1         136      (155)
  Other                                     163       398         318        484
                                       --------- ---------   ---------  ---------
      Total other income                  3,899     1,667       7,361      2,721
                                       --------- ---------   ---------  ---------
Operating expenses:
  Compensation and employee benefits      2,065     1,826       4,016      3,626
  Premises and occupancy costs, net         608       552       1,175      1,035
  Amortization of intangible assets          50       134         100        268
  Loan expenses                           3,918     1,018       6,205      1,828
  Data processing                           312       291         612        553
  Advertising and promotion                 203       201         405        402
  Federal insurance premiums                332       322         628        607
  Problem asset expenses, inclusive
    of real estate owned write-downs        262       464         713        627
  Other expenses                            690       741       1,391      1,549
                                       --------- ---------   ---------  ---------
      Total operating expenses            8,440     5,549      15,245     10,495
                                       --------- ---------   ---------  ---------

Income before income tax expense            439     1,487       2,702      2,964
Income tax expense                          131       499         889      1,015
                                       --------- ---------   ---------  ---------
Net income                             $    308  $    988    $  1,813   $  1,949
                                       ========= =========   =========  =========
Primary earnings per  share
    of common stock                    $    .08       .25    $    .45   $    .50
                                       ========= =========   =========  =========

              FIRST STATE FINANCIAL SERVICES, INC.
              Consolidated Statements of Cash Flows
                         (in thousands)
                                                      Six months ended
                                                         March 31,
                                                        (unaudited)
                                                     1996           1995
                                                 ---------      ---------
OPERATING ACTIVITIES
Net income                                       $  1,813       $  1,949
Adjustments to reconcile net income to  net
cash provided by operating activities:
Amortization of intangible assets                     100            267
Depreciation                                          607            483
Net amortization and (accretion) ofloan              (114)           (84)
   fees and discounts
Net amortization and (accretion) of
   investment premium and discount                     10            (27)
Net amortization and (accretion) of MBS
   premium and discount                                36             23
Increase in interest receivable                        (8)        (1,132)
Proceeds from loan sales                           75,100          1,230
Origination of loans held for resale              (15,052)          (232)
Net gain on sale of real estate owned                 (11)             -
Net gain on sale of loans                          (1,054)            (6)
Net (gain) loss on sales of investments              (136)           155
Provisions for losses on loans                        400            200
Provision for write-downs of real estate
   owned                                            1,200            500
(Increase) decrease in other assets                   (99)           791
Increase in other liabilities                         985             35
                                                 ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 63,777       $  4,152
                                                 ---------      ---------
INVESTING ACTIVITIES
Net increase in loans, receivable                 (36,760)       (46,928)
Purchase of mortgage-backed securities            (15,337)             -
Principal payments on mortgage-backed
   securities                                       1,433          1,514
Proceeds from dispositions of real estate
   owned                                            2,688          1,196
Office properties and equipment
   expenditures                                      (607)          (330)
Purchase of investment securities                  (7,564)        (7,091)
Purchase of investment securities available
   for sale                                       (26,969)          (415)
Proceeds from sale of investment securities
   available for sale                              30,044          7,677
Redemption of Federal Home Loan Bank stock              -           (710)
Proceeds from maturities of investment
   securities                                       2,470          2,840
                                                 ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES            $(50,602)      $(42,247)
                                                 ---------      ---------
FINANCING ACTIVITIES
Net (decrease) increase in deposits               (10,081)        54,411
Dividends paid on common stock                       (428)          (352)
Additional borrowings                                 324              -
Principal repayments of borrowings                      -        (14,407)
Net (decrease) increase in advance payment
   by borrowers for taxes and insurance              (986)           424
Common stock issued                                   250             59
                                                 ---------      ---------
NET CASH USED PROVIDED BY FINANCING ACTIVITIES   $(10,921)      $ 40,135
                                                 ---------      ---------

Increase in cash and cash equivalents               2,254          2,040
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   11,792         14,137
                                                 ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 14,046       $ 16,177
                                                 ---------      ---------

CASH PAID DURING THE PERIOD FOR:
   Interest                                        11,608          9,695
   Income taxes                                        50            988

NON-CASH TRANSFERS:
Loans classified as Real Estate Owned               1,026          1,647
Transfer   of   Investment  securities   to
   Investment securities available for sale         8,436          2,300
Reclassification  of Loans,  receivable  to
   Mortgage loans held for resale                       -            758




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



2.   Earnings Per Share

     Earnings per share was calculated for each period by dividing the net income for the period by the average number of primary shares outstanding over the period. The actual average primary shares outstanding were 4,045,364 and 4,037,553 for the three and six months ended March 31, 1996, respectively; and 3,934,281 and 3,926,162 for the three and six months ended March 31, 1995, respectively.



              FIRST STATE FINANCIAL SERVICES, INC.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Financial Condition

On  April 30, 1996 the Board of Directors announced that  it  has authorized, in principle, a strategic restructuring of the operations of First State Financial Services, Inc. with the goal of increasing profitability and substantially enhancing shareholder value. Key elements of the envisioned plan which are still being finalized are:

    * To better utilize the existing branch network by concentrating on the Bank's primary market areas in Essex and Morris counties. Six branch offices outside of the primary market area would be offered for sale.

    * To liquidate a substantial dollar amount of nonperforming assets by March 1997.

    *           To  implement  a comprehensive expense  reduction
          program  and  refocus the business of the  restructured
          company.   A  specialist  will  be  engaged  to  assist
          Michael J. Quigley, III, in these efforts.

    * Upon completion of both the branch sales and asset dispositions, to enter into a stock repurchase program.

Total assets of First State Financial Services, Inc. were $628.7 million at March 31, 1996. This is a net decrease of $8.3 million, or 1.31%, in total assets from September 30, 1995. The net decrease was mainly attributable to the sale of $67.7 million of mortgage loans, in the December quarter by First DeWitt Bank ("the Bank") from its mortgage loans held for resale account. The cash generated from the mortgage loan sales was used to repay brokered and other high yielding certificates of deposit, to fund loans and to fund the purchase of investment securities. The Bank continues to market a number of competitive loan products. The Bank originated $50.0 million in mortgage loans, $25.4 million in consumer loans, and $20.4 million in commercial loans since September 30, 1995. Loans receivable increased $34.6 million during the same period. Mortgage-backed securities increased $13.9 million and investment securities available for sale increased $5.3 million mainly because of outright purchases of such securities. The Financial Accounting Standards Board created a one-time window enabling banks to reallocate their investment securities between their Available-for-Sale and their Held-to-Maturity accounts without tainting their total portfolios. The Bank used this opportunity to restructure fixed rate securities into adjustable rate mortgage-backed securities, to sell poor performing securities and to improve the overall yield of its portfolios. The portfolio restructuring was the principal reason for the $3.4 million decrease in investment securities. The decrease in real estate owned is elaborated on below. The increase in cash on hand and in banks was mainly due to the increase in volume of check clearances. Cash on hand and in banks included approximately $3.0 million of funds in Nationar Bank ("Nationar") for funds cleared by that correspondent institution. On February 6, 1995, the Acting Superintendent of Banks of the State of New York ("the Superintendent") took possession of the business assets of Nationar for purposes of an orderly liquidation of their affairs. First DeWitt has received $4.7 million from Nationar for check clearances and believes that, as a preferred creditor, the remaining $3.0 million balance will be received in the near future. First DeWitt's proof of claim for $3.0 million has been accepted and approved by the superintendent. First DeWitt's status as a preferred creditor was concurred with by counsel for the Superintendent. Counsel for the Bank informed management that on May 1, 1996 an order allowing for payment of interim dividends to creditors was entered and that all elements are established for a June 26, 1996 payment of the Bank's priority claim, providing no appeal is filed within thirty days of the order.

Total liabilities were $585.7 million at December 31, 1995. This is a decrease of $9.8 million, or 1.64%, in total liabilities from September 30, 1995. The decrease was mainly due to a reduction in deposits of $10.0 million. Cash generated from the sale of mortgage loans, mentioned earlier, was used to repay brokered and other high yield certificates of deposit. Certificates of deposit, which include brokered deposits, decreased $16.0 million from September 30, 1995.

The Bank announced that it plans to offer for sale six branch offices (and one approved, unopened branch site) which are outside the Bank's primary market area. Those branch offices had deposits totaling $126.9 million at March 31, 1996. Total assets will also be reduced in order to fund the sale of the branch office deposits, mainly through the sale of loans and the sale of office properties and equipment. Management anticipates that sales offering brochures will be available to potential purchasers in June, 1996.

Nonperforming assets, including current restructured loans,  were
$31.2  million  at March 31, 1996, compared to $23.2  million  at
December 31, 1995 and $30.5 million at September 30, 1995.    The
table below details the composition of these assets.

                                    3/31/96   12/31/95   9/30/95
                                    --------  ---------  --------
                                          (in thousands)
Nonaccrual loans                    $23,134    $15,572   $18,503
Real   estate  owned                  6,513      6,047     8,564
Current restructured loans            1,575      1,581     3,476
                                    --------  ---------  --------
Total nonperforming assets          $31,222    $23,200   $30,543
                                    --------  ---------  --------

The increase at March 31, 1996 was mainly attributable to ten loans which were classified as nonaccrual during the quarter. Included in this increase is a $3.1 million loan which was carried as nonaccrual loan at September 30, 1995. The loan was brought current in the December quarter. Factors indicating doubtful collectibility on a timely basis on this loan appeared to have been rectified, however, this loan again became over 90 days delinquent in the March quarter. When a loan becomes 90 days or more past due or the collection of interest becomes uncertain, the accrual of income is discontinued. These loans are classified as nonaccrual and interest income is only recognized subsequently in the period collected. Loans are returned to an accrual status when all past due amounts have been collected and factors indicating doubtful collectibility on a timely basis no longer exist. If nonaccrual loans had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $546,000 for the quarter ended March, 1996 and $849,000 for the period from September 30, 1995 to March 31, 1996.

The allowance for loan losses totaled $6.6 million at March 31, 1996. An analysis of the allowance for loan losses follows:

            Balance at September 30,1995        $6,081,000
     Charge-offs:
          Consumer loans                           129,000
          Mortgage loans                           594,000
          Commercial loans                          13,000
     Recoveries
          Consumer loans                            17,000
                                                -----------
        Net charge-offs                            719,000
     Additions charged to operations             1,200,000
                                                -----------
     Balance at March 31, 1996                  $6,562,000
                                                ===========

Management closely monitors the loan portfolio and is concentrating on workouts with the Bank's troubled loans and real estate owned properties. The increased provision for loan losses recognized during the quarter ended March 31, 1996, is directly attributable to the increase in problem assets. The Bank's loan review committee analyzes the loan portfolio on a quarterly basis for classification of problem and potentially problem loans. The loan review committee also reviews the allocation of loss reserves to loans. Management believes that the present allowance for loan losses is adequate in light of management's assessment of the risk inherent in the portfolio. However, while management uses its best judgment in providing for possible loan losses, management recognizes that additional problems could develop and that future adjustments may be necessary. As previously announced, the Board of Directors of First State has authorized a strategic restructuring of the operations of the company. A significant part of this restructuring involves the liquidation of substantially all problem assets by March 31, 1997. Information essential to the ultimate determination of the liquidation values, within this time frame, of all current problem assets, is being obtained. Management recognizes that significant additional provisions could be necessary once a liquidation analysis of the problem assets has been completed.

In May 1993 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for the Impairment of a Loan." SFAS No. 114 was amended by SFAS No. 118 in October 1994. SFAS No. 114, as amended, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans whose terms are modified in troubled debt restructurings. The Bank adopted SFAS No. 114, as amended, effective October 1, 1995, and the adoption has not had a material impact on the consolidated financial statements. As a result of the adoption of SFAS 114, as amended, the Bank had a recorded investment of $12.0 million in loans defined as impaired at March 31, 1996. The total allowance associated with these loans totaled $2.2 million at March 31, 1996. The loans classified as impaired in accordance with SFAS 114 were classified as such due management's belief that it was probable that all amounts due according to the contractual terms of the loans would not be collected in full. In conjunction with the adoption, the Bank chose to not to recognize interest income on impaired loans and instead recognize the net entire change in net present value of impaired loans as bad-debt expense.


Real estate owned totaled $6.5 million at March 31, 1996 compared to $6.0 million at December 31, 1995, and $8.6 million at September 30, 1995. The increase was due to the acquisition of three properties through foreclosure proceedings. Real estate owned is carried on the Bank's books at fair value less estimated costs to sell the property. Management recognizes that future adjustments may be necessary if the real estate values decline.

A key element of the Board of Directors plan to restructure the operations of First State, mentioned earlier, is to liquidate a substantial amount of nonperforming assets by March 31, 1997. The Bank has recently contracted the services of an experienced problem asset disposition expert to assist in this process. Additional write-downs, depending upon the availability of interested purchasers and the speed with which a sale can be consummated, will be made as considered necessary to dispose of the problem assets.

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

The financing activities section of the Consolidated Statement of Cash Flows reflects a net decrease in deposits of $10.1 million during the six month period ended March 31, 1996. The decrease consisted of $21.4 million in net withdrawals offset by $11.3 million in interest credited to deposit accounts. The decrease was mainly due to the repayment of high interest rate certificates of deposit as they matured. See the "Financial Condition" section of this report for additional information. Deposits increased $54.4 million during the same 1995 period. The increase consisted of $45.1 million in net deposits along with $9.3 million in interest credited to deposit accounts. The Bank had a special promotion program to attract certificates of deposit in the 1995 period. Borrowings were increased by $324,000 million in the 1996 period compared to the net repayment of $14.4 million in borrowings in the 1995 period.

Cash provided by operating activities amounted to $63.8 million in the six month period ended March 31, 1996 compared to $4.2 million in the 1995 period. The 1996 activity was mainly attributable to the sale of mortgage loans from the Bank's mortgage loans held for resale accounts. The proceeds from the sales were primarily used to repay certificates of deposit, to fund loans, and to fund the purchase of securities. Loans originated for resale totaled $15.1 million in the 1996 period compared to $232,000 in the 1995 period.

In the investing activities section of the Statement of Cash Flows, a net increase in loans receivable of $36.8 million is reported for the six months ended March 31, 1996 compared to a net increase of $46.9 million for the same 1995 period. Loans originated totaled $95.8 million and $96.5 million in the 1996 and 1995 periods, respectively. The Bank actively markets several competitive loan programs and has successfully utilized the services of loan solicitors for the origination of mortgage loans. Cash generated both from sale of investment securities and from and maturity of securities totaled $32.5 million. Principal repayments of mortgage-backed securities amounted to $1.4 million. These funds along with funds from other sources were utilized to purchase $15.3 million in mortgage-backed securities and $34.5 million in investment securities, primarily securities held for resale. See the "Financial Condition" section of this report for additional information. In the 1995 quarter, the Bank received $7.7 million in cash from activities in its investments held for sale accounts and $2.8 million from maturities of investments. The cash proceeds were mainly reinvested in short term notes of local municipalities. Cash funds received from the disposition of real estate owned properties amounted to $2.7 million in the six month period ended March 31, 1996 compared to $1.2 million in the same 1995 period.

At March 31, 1996 First State's liquid assets consisted of $14.0 million in cash on hand and in banks and $15.7 million in securities which qualify as liquid assets for Office of Thrift Supervision (OTS) regulatory requirements. The cash balances will be used in normal operations. First DeWitt is required to maintain minimum levels of liquid assets as defined by the OTS regulations, such as United States Government and federal agency securities. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's ratio was 5.22% at March 31, 1996. The Bank anticipates maintaining its liquidity at or above the level required by regulatory agencies.

The Bank had $24.7 million in outstanding commitments to originate loans, $3.5 million in commitments to sell loans, and $42.8 million in unused lines of credit primarily available under home equity credit and credit card lines at March 31, 1996. The Bank had no material commitments for capital expenditures at that date. Management intends to fund the loan commitments from internal operations and available liquid assets. Any shortfall in obtaining the funds internally will be satisfied by additional borrowings. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of New York. The Bank maintains a $60.4 million line of credit with the FHLB. The Bank had $18.1 million in borrowings against the line of credit at March 31, 1996.

The  Bank's  capital exceeds all regulatory requirements  and  is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 definitions. The regulatory capital requirements and First DeWitt Bank's capital position as of March 31, 1996 are as follows:

                                         Capital
                          Capital      Requirement     Excess
                           Amount   %    Amount   %    Amount   %
                                 (Dollars in Thousands)
Tangible Capital          $39,243  6.2% $ 9,431 1.5%  $29,812 4.7%
Core Capital               39,243  6.2   18,862 3.0    20,381 3.2
Risk-based Capital         44,369 10.8   32,739 8.0    11,630 2.8

The  OTS has proposed an increase in the core capital requirement from the current 3% to a level that is expected to be between  4%
and 5%.

The deposits of the Bank are insured by the FDIC primarily through the Savings Association Insurance Fund ("SAIF"), with $67.3 million of deposits at March 31, 1996 insured through the Bank Insurance Fund (the "BIF"), the deposit insurance fund that insures most commercial bank deposits.

The FDIC Board has reduced the insurance premium assessed on deposits insured by the Bank Insurance Fund ("BIF"). The FDIC reduced the BIF premiums from a range of 23 to 31 basis points, which is the range of premiums currently paid on deposits insured by the Savings Association Insurance Fund ("SAIF"), to a range of 0 to 31 basis points. The FDIC estimated that in excess of 90% of the banks whose deposits are insured through the BIF would be assessed at the lowest premium rate. Due to the reserve levels of the SAIF, the FDIC has not proposed a reduction in the SAIF insurance premiums, and it is not expected that, absent legislative developments, the insurance premiums assessed on SAIF deposits could be reduced until the end of the decade. The deposits held by the Bank are primarily insured through the SAIF and the reduction in BIF premiums, without a similar reduction in SAIF premiums, places the Bank at a competitive disadvantage, since BIF-insured institutions can either: (1) pass through to depositors in the form of higher rates the reduction in deposit premiums, which would cause the Bank to increase rates on its deposits without an offsetting reduction in premium expense; (2) increase BIF-insured institutions' profitability, which may not be available to the Bank; or (3) a combination of both. Management continues to monitor the situation and is working with the various trade associations the Bank is affiliated with to achieve equality in the insurance premium assessment.

Legislation has been proposed in Congress to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF-insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as that of the BIF-insured institutions. Based upon the Bank's deposit base at March 31, 1996, the special assessment could cause a charge to earnings of approximately $4.1 million, or $2.6 million net of income taxes, while a reduction in the insurance premium assessment rate from 23 basis points to 3 basis points would reduce annual premium expenses by approximately $1.1 million, or $716,000 net of income taxes. It is not known at this time when and if this legislation will be approved and implemented.


Results of Operations

Comparison of Three Months Ended March 31, 1996 and March 31,
1995

First State recorded net income of $308,000, or $.08 per share, for the quarter ended March 31, 1996 compared to a net income of $988,000, or $.25 per share, for the same quarter in 1995. The most significant factor contributing to the decrease in net income during the 1996 quarter was the posting of loan loss provisions. Loan loss provisions in the 1996 quarter were $900,000 compared to $300,000 in the comparable 1995 quarter.

Total interest income increased $694,000 during the quarter ended March 31, 1996 compared to the same period in 1995. The increase in interest income was primarily due to the $956,000 increase in interest on consumer and commercial loans and the $203,000 increase in interest on mortgage-backed securities. The increases were mainly attributable to the increased average balance of the loan and mortgage-backed security portfolios outstanding. The average balance of consumer and commercial loans outstanding was $100.5 million in the 1996 period compared to $77.7 million in the 1995 period and the average balance of the mortgage-backed security portfolio was $31.8 during the 1996 quarter compared to $17.5 million in the comparable 1995 quarter. A serviced credit card portfolio, which is included in the consumer loan category, is described and elaborated upon in the "operating expenses" section of this report. The decrease of $377,000 in interest on mortgage loans was mainly attributable to the sale of $67.7 million of such loans in the December 1995 quarter. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans both for its own portfolio and also for sale to others. The Bank originated $23.5 million in mortgage loans during the quarter and $50.0 million in mortgage loans in the six month period ended March 31, 1996. Long-term, fixed-rate loans are mainly originated with the intent of selling the loans to others.
Adjustable-rate  and  shorter term fixed-rate  loans  are  mainly originated for the loan portfolio. The yield on all loan portfolios was 8.60% at March 31, 1996 compared to 8.38% at March 31, 1995. Interest income from the investment securities portfolio decreased $186,000 during the 1996 quarter mainly because of a decrease in the size of the portfolio. If nonaccrual loans of $23.1 million at March 31, 1996 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $546,000 during the quarter ended March 31, 1996. The average yield on loans and investments was 8.32% at March 31, 1996.

Total interest expense increased $483,000 in the quarter ended March 31, 1996, compared to the same period in 1995. The increase was mainly due to the $503,000 million increase in interest expense on deposits and was attributable to the increased deposits outstanding in the 1996 period. Average deposits outstanding during the 1996 period were $543.3 million compared to $530.3 million during the 1995 period. Management has been decreasing the Bank's holdings of brokered certificates of deposits. The average cost of deposits decreased to 4.02% at March 31, 1996 from 4.27% at September 30, 1995. Management anticipates that the changes in the deposit portfolio will continue to have a favorable effect on overall cost of funds. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money decreased $20,000 in the 1996 period. The average interest rate on deposits and borrowed money was 4.09% at March 31, 1996.

Net  interest income increased $211,000 during the quarter  ended
March 31, 1996 compared to the same period in 1995. The interest income and interest expense elements of the changes in net interest income are described above.

Provisions for loan losses totaled $900,000 in the quarter ended March 31, 1996 compared to $300,000 in the same 1995 quarter. The related allowance for loan losses totaled $6.6 million at March 31, 1996. Substantially all of the nonaccrual loans are secured by first mortgage liens on real property. See "Financial
Condition" section for information regarding factors which influence management's judgment in determining the amount of additions to the loan loss allowance. Although management considers the allowance for loan losses to be adequate, management recognizes that additional problems could develop and lead to additional loss provisions and asset write-downs.

Total other income increased $2.2 million in the quarter ended March 31, 1996. The increased income is mainly attributable to a $2.3 million increase in loan fees and other loan charges and a $122,000 net gain on the sales of loans. The $2.3 million increase in loan fees and other loan charges is directly attributable to the credit card portfolio. First State obtained a serviced credit card portfolio through the merger with Ocean Independent Bank in October, 1994. The effect of the accounting for the credit card portfolio has caused increases in the areas of consumer loan interest, loan fees and other loan charges, and loan expenses. Details regarding First State's serviced credit card portfolio are discussed below. The sale of $6.4 million of mortgage loans from the available for sale portfolio generated a net gain on sales of loans of $127,000. Net gains on the sales of investments totaled $26,000 in the 1996 quarter. First State maintains an investment securities available for sale portfolio and anticipates periodic gains on the sales of such securities. The decrease in the "other" category of other income was mainly due to the recording of a greater amount of cash surrender value of insurance policies in the 1995 period.

Total operating expenses increased $2.9 million in the quarter ended March 31, 1996 and was mainly attributable to the increase in loan expenses. Substantially all of the increase in loan expenses was due to the accounting for credit card expenses.
Details regarding First State's serviced credit card portfolio are discussed separately below. The $239,000 increase in compensation and employee benefits was mainly due to continually rising cost of employee benefits, a cost of living increase, and the employment of personnel to staff the new branch office opened in October, 1995. The $202,000 decrease in problem asset expenses, inclusive of real estate owned writedowns was mainly due to decrease in real estate owned. Real estate owned totaled $6.5 million at March 31, 1996 compared to $10.3 million at March 31, 1995.

The Corporation acquired a serviced credit card portfolio through the acquisition of Ocean Independent Bank in October, 1994. The arrangement with the servicer of the portfolio, Applied Card Systems (ACS) of Wilmington, Delaware, provides the Corporation with a guaranteed net return based on the outstanding receivables associated with the serviced portfolio. The return that is guaranteed to the Corporation is net of all costs, including credit loss and cost of funds. First State records all interest income associated with the portfolio in the "Interest on consumer and commercial loans" caption and all fees associated with portfolio are recorded in the "Loan fees and other loan charges" caption. The difference between the amounts received for the two captions above and the net return guaranteed to the Corporation is considered "credit card expenses" that represent the fees paid to ACS for their servicing of the portfolio. This amount is recorded in the "Loan expenses" caption. The Corporation's business with ACS has expanded and this growth has caused an increase in all three income statement captions. The detail effects of the serviced credit card portfolio on the income statement for the quarter ended March 31, 1996, and for the six-month period ended March 31, 1996, are presented below.

                                           3 Months     6 Months
                                             Ended         Ended
                                             3/31/96      3/31/96
                                           ----------   ---------
                                               (in thousands)
    Income Statement Caption
Interest on consumer and commercial loans  $   1,297    $  2,235
Loan fees and other loan charges               2,957       4,529
                                           ----------   ---------
                 Total credit card income      4,254       6,764

Loan expenses                                  3,963       6,265
                                           ----------   ---------
Net credit card income (pre tax)           $     291   $     499
                                           ==========   =========
Net credit card income (after tax)         $     178   $     304
                                           ==========   =========

The total credit card receivables outstanding that were serviced by ACS totaled $36.7 million at March 31, 1996 and $25.9 million at December 31, 1995.

Income  tax  expense of $131,000 incurred in  the  quarter  ended
March 31, 1996 and income tax expense of $499,000 incurred in the quarter ended March 31, 1995 was due to the generation of taxable income.


Comparison of Six Months Ended March 31, 1996 and March 31, 1995

First State recorded net income of $1.8 million, or $.45 per share, for the six month period ended March 31, 1996 compared to net income of $1.9 million, or $.50, per share, for the same period in 1995. The decrease of $136,000 in the 1996 period was mainly attributable to increased provisions for loan losses.
Loan  loss  provisions  in  the 1996 quarter  were  $1.2  million
compared  to  $500,000  in  the  comparable  1995  quarter.   The
increase in loan expenses is elaborated on the other expense section of this report.

Total interest income increased $2.4 million during the six month period ended March 31, 1996 compared to the same period in 1995. The increase in interest income was primarily due to the $2.3 million increase in interest income on loans. Interest on mortgage loans increased $365,000, interest on consumer and commercial loans increased $1.7 million and interest on mortgage-backed securities increased $247,000. The increases were mainly attributable to the increased average balances of the loan and mortgage-backed security portfolios outstanding. The average balances of the loan portfolios totaled $488.0 million in the 1996 period compared to $464.0 million in the 1995 period and the average balance of the mortgage-backed security portfolio was $26.5 during the 1996 quarter compared to $17.9 million in the comparable 1995 period. A serviced credit card portfolio, which is included in the consumer loan category, is described and elaborated upon in the "Comparison of Three Months Ended March 31, 1996--Results of Operations" section of this report. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans both for its own portfolio and also for sale to others. The Bank originated $95.8 million in loans during the six month period ended March 31, 1996. Long-term, fixed-rate loans are mainly originated with the intent of selling the loans to others. Adjustable-rate and shorter term fixed-rate loans are mainly originated for the loan portfolio. The yield on all loan portfolios was 8.60% at March 31, 1996 compared to 8.38% at March 31, 1995. The Bank's investment securities available for sale portfolio, which approximated $17.1 million at March 31, 1996, generated an increase in interest income of $207,000 over the 1995 period. If nonaccrual loans of $23.1 million at March 31, 1996 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $849,000 during the six months ended March 31, 1996. The average yield on loans and investments was 8.32% at March 31, 1996.

Total interest expense increased $1.8 million in the six month period ended March 31, 1996, compared to the same period in 1995. The increase was due to the $2.0 million increase in interest expense on deposits and was attributable to the increased deposits outstanding in the 1996 period. Average deposits outstanding during the 1996 period were $546.6 million compared to $513.0 million during the 1995 period. Management has been decreasing the Bank's holdings of brokered certificates of
deposits.   The average cost of deposits decreased to  4.02%%  at
March 31, 1996 from 4.27% at September 30, 1995. Management anticipates that the changes in the deposit portfolio will continue to have a favorable effect on overall cost of funds. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money decreased $166,000 in the 1996 period. The average interest rate on deposits and borrowed money was 4.09% at March 31, 1996.

Net interest income increased $548,000 during the six month period ended March 31, 1996 compared to the same period in 1995.
The interest income and interest expense elements of the changes in net interest income are described above.

Provisions for loan losses totaled $1.2 million in the quarter ended March 31, 1996 compared to $500,000 in the same 1995 quarter. The related allowance for loan losses totaled $6.6 million at March 31, 1996. Substantially all of the nonaccrual loans are secured by first mortgage liens on real property. See "Financial Condition" section for information regarding factors which influence management's judgment in determining the amount of additions to the loan loss allowance. Although management considers the allowance for loan losses to be adequate, management recognizes that additional problems could develop and lead to additional loss provisions and asset write-downs.

Total other income increased $4.6 million in the six month period ended March 31, 1996. The increased income is mainly attributable to a $3.4 million increase in loan fees and other loan charges, a $1.0 million net gain on the sales of loans, and a net gain on the sales of investments of $291,000. $3.4 million of the increase in loan fees and other loan charges is directly attributable to the credit card portfolio. First State obtained a serviced credit card portfolio through the merger with Ocean Independent Bank in October, 1994. The effect of the accounting for the credit card portfolio has caused increases in the areas of consumer loan interest, loan fees and other loan charges, and loan expenses. Details regarding First State's serviced credit card portfolio were previously discussed in the "Comparison of Three Months Ended March 31, 1996 --Results of Operations" section of this report. The sale of $74.2 million of mortgage loans from the available for sale portfolio generated a net gain on sales of loans of $1.1 million. Net gains on the sales of investments totaled $136,000 in the 1996 period. First State maintains an investment securities available for sale portfolio and anticipates periodic gains on the sales of such securities.

Total operating expenses increased $4.8 million in the six month period ended March 31, 1996. The increase is mainly attributable to a $4.4 million increase in loan expenses. Substantially all of the increase in loan expenses was attributable to the accounting for credit card expenses. Details regarding First State's serviced credit card portfolio are discussed In the "Comparison of Three Months Ended March 31, 1996--Results of Operations " section of this report. The $390,000 increase in compensation and employee benefits was mainly due to continually rising cost of employee benefits, a cost of living increase, and the employment of personnel to staff the new branch office opened in October, 1995.


Income tax expense of $889,000 incurred in the six month period ended March 31, 1996 and income tax expense of $1.0 million incurred in the six month period ended March 31, 1995 was due to the generation of taxable income.

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

Item 2.   Changes in Securities
               Not applicable.

Item 3.   Defaults Upon Senior Securities
               Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
                (a)    An annual meeting of shareholders of First
          State Financial Services, Inc. was held on January  17,
          1996 (the "Meeting").

                (b)---Patrick N. Ciccone, M.D., Walter J. Davis, and Marie G. Martino were re-elected as directors by the stockholders at the Meeting, and the following directors continued in office following the Meeting:
          Henry F. Albinson, Frank H. Bridge, Theodore F. Cox, Michael J. Quigley, III, and Ralph M. Riefolo. There were no broker non votes or abstentions.

               The nominees for election as directed received the
               following votes:
                                               For      Withheld
               Patrick N. Ciccone, M.D.      2,974,236    15,569
               Walter J. Davis               2,962,890    26,915
               Marie G. Martino              2,974,236    15,569

Item 5.   Other Information
               Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
               (a)       None
               (b) No reports on form 8-K have been filed during the quarter ended March 31, 1996.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              First State Financial Services, Inc.


Dated: 05/15/96                    By: /s/ Michael J. Quigley, III
                                      --------------------------------
                                        Michael J. Quigley,III
                                        Chairman, President and
                                        Chief Executive Officer



Dated: 05/15/96                    By: /s/ Emil J. Butchko
                                      --------------------------------
                                        Emil J. Butchko
                                        Senior Vice President
                                        and Treasurer