Form 10-Q
period 1996-06-30
FIRST STATE FINANCIAL SERVICES INC
filed 1996-08-14
CIK 820240

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


                    For Quarter Ended    June 30, 1996

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


Indicate the number of shares outstanding of each of the issuer's class of common stock at
June 30, 1996:
             3,938,815 shares of common stock, par value $.01.





              FIRST STATE FINANCIAL SERVICES, INC.

                             INDEX
                                                            Page
                                                           Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets,
               June 30, 1996 and
               September 30, 1995                              3

               Consolidated Statements of Income,
               three and nine  months ended June 30,
               1996 and 1995                                   4

               Consolidated Statements of Cash Flows,
               nine months ended June 30, 1996
               and 1995                                        5

               Notes to Consolidated Financial
               Statements                                      6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                      7


PART II.  OTHER INFORMATION                                   19


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

              FIRST STATE FINANCIAL SERVICES, INC.
                   Consolidated Balance Sheets
                           (unaudited)

                                           June 30        September 30,
                                            1996               1995
                                          ----------       ----------
                                                (in thousands)
ASSETS
Cash on hand and in banks                 $  13,874        $  11,792
Investment securities available for sale     17,604           11,799
Investment securities, at cost               22,309           20,889
Federal Home Loan Bank stock, at cost         3,715            3,715
Loans receivable, net                       525,997          461,648
Mortgage loans held for resale               10,854           67,219
Mortgage-backed securities, at cost          31,616           18,961
Accrued interest receivable                   4,311            4,046
Office properties and equipment, net         10,442           10,523
Real estate owned                             5,192            8,564
Cost  in  excess of fair  value  of
  net assets acquired                         2,199            2,349
Other assets                                 17,824           15,515
                                          ----------       ----------
                                          $ 665,937        $ 637,020
                                          ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                  $ 589,509        $ 567,710
Borrowed money                               32,629           23,105
Advance payments by borrowers for
  taxes and insurance                         2,475            3,253
Accrued expenses and other liabilities        1,369            1,360
                                          ----------       ----------
  Total liabilities                         625,982          595,428
                                          ----------       ----------
Stockholders' Equity:
Preferred stock, $.01 par value,
  2 million shares authorized;none issued         -                -
Common stock, $.01 par value,
    8 million shares authorized;
    3,938,815 issued;
    3,929,455 outstanding at  6/30/96;           39
    3,883,765 issued;
    3,874,405 outstanding at  9/30/95;                            39
Paid-in capital                              21,242           20,949
Net unrealized loss on investment
    securities available for sale              (379)             (89)
Retained income                              19,053           20,693
                                          ----------       ----------
    Total stockholders' equity               39,955           41,592
                                          ----------       ----------
                                          $ 665,937        $ 637,020
                                          ==========       ==========


              FIRST STATE FINANCIAL SERVICES, INC.
                Consolidated Statements of Income
              (in thousands, except per share data)

                                  Three months ended      Nine months ended
                                        June 30,               June 30,
                                      (unaudited)            (unaudited)
                                      1996      1995        1996       1995
                                  ---------  --------   ---------  ---------
Interest income:
  Interest on mortgage loans      $  7,975   $ 8,504    $ 23,870   $ 24,034
  Interest on consumer and
    commercial loans                 3,925     2,090       9,447      5,890
  Interest  on  mortgage-
    backed securities                  536       297       1,413        927
  Interest  on investments
    available for sale                 250       134         681        358
  Interest  on  investment
    securities                         364       425       1,083      1,298
                                  ---------  --------   ---------  ---------
     Total interest income          13,050    11,450      36,494     32,507
                                  ---------  --------   ---------  ---------
Interest expense:
  Interest on deposits               5,734     5,472      17,036     14,769
  Interest on borrowed money           388       254         744        776
                                  ---------  --------   ---------  ---------
     Total interest expense          6,122     5,726      17,780     15,545
                                  ---------  --------   ---------  ---------
Net interest income                  6,928     5,724      18,714     16,962
Provision for loan losses            4,400       600       5,600      1,100
                                  ---------  --------   ---------  ---------
Net  interest  income  after
provision for loan losses            2,528     5,124      13,114     15,862
                                  ---------  --------   ---------  ---------
Other income:
  Loan fees and other loan
    charges                          4,007     1,019       8,973      2,543
  Service   charges   on
    deposit accounts                   498       459       1,385      1,321
  Net gain on sales of loans            13        36       1,067         42
  Net gain (loss) on sales
    of investments                       4        11         140       (144)
  Other                                583       297         901        781
                                  ---------  --------   ---------  ---------
     Total other income              5,105     1,822      12,466      4,543
                                  ---------  --------   ---------  ---------
Operating expenses:
  Compensation and employee
    benefits                         2,118     1,866       6,134      5,492
  Premises  and  occupancy
    costs, net                         569       471       1,744      1,506
  Amortization of intangible
    assets                              50       110         150        378
  Loan processing expenses           5,503     1,233      11,708      3,061
  Data processing                      304       271         916        824
  Advertising and promotion            205       201         610        603
  Federal insurance premiums           311       322         939        929
  Problem asset expenses, inclusive of
    real estate owned write-downs    1,451       354       2,164        981
  Other expenses                       625       786       2,016      2,335
                                  ---------  --------   ---------  ---------
     Total operating expenses       11,136     5,614      26,381     16,109
                                  ---------  --------   ---------  ---------
Income (loss) before income
    tax expense (benefit)           (3,503)    1,332        (801)     4,296
Income tax expense (benefit)          (694)      374         195      1,389
                                  ---------  --------   ---------  ---------
Net income (loss)                 $ (2,809)  $   958    $   (996)  $  2,907
                                  =========  ========   =========  =========
Primary earnings (loss) per
    share of common stock         $   (.69)  $   .24    $   (.25)  $    .75
                                  =========  ========   =========  =========


              FIRST STATE FINANCIAL SERVICES, INC.
              Consolidated Statements of Cash Flows
                         (in thousands)
                                                  Nine months ended
                                                       June 30,
                                                     (unaudited)
                                                   1996           1995
                                              ----------     ----------
OPERATING ACTIVITIES
Net income  (loss)                            $    (996)     $   2,907
Adjustments to reconcile net income to
  net cash provided by operating activities:
Amortization of intangible assets                   150            378
Depreciation                                        919            723
Net accretion of loan fees and discounts           (181)          (182)
Net amortization and (accretion) of
  investment premium and discount                    23            (50)
Net amortization of MBS premium and
  discount                                           50             58
Increase in interest receivable                    (265)        (1,661)
Proceeds from loan sales                         76,636          3,638
Origination of loans held for resale            (19,204)        (2,693)
Recovery on sale of real estate owned              (261)             -
Net gain on sale of loans                        (1,067)           (42)
Net (gain) loss on sales of investments            (140)           144
Provisions for losses on loans                    5,600          1,100
Provision  for write-downs of real
  estate owned                                    1,700            300
Increase in other assets                         (2,309)          (477)
Increase in other liabilities                         9          1,812
                                              ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        60,664          5,955
                                              ----------     ----------
INVESTING ACTIVITIES
Net increase in loans, receivable               (71,078)       (63,216)
Purchase of mortgage-backed securities          (15,337)        (2,325)
Principal payments on mortgage-backed
  securities                                      2,659          3,382
Proceeds from dispositions of real
  estate owned                                    3,243          2,457
Office properties and equipment
  expenditures                                     (838)          (681)
Purchase of investment securities               (11,711)        (7,655)
Purchase of investment securities
  available for sale                            (30,017)        (4,677)
Proceeds from sale of investment securities
  available for sale                             31,419         10,021
Purchase of Federal Home Loan Bank stock              -           (710)
Proceeds   from  maturities  of  investment
  securities                                      2,884          6,340
                                              ----------     ----------
NET CASH USED BY INVESTING ACTIVITIES           (88,776)       (57,064)
                                              ----------     ----------
FINANCING ACTIVITIES
Net increase in deposits                         21,799         55,097
Dividends paid on common stock                     (644)          (545)
Additional borrowings                             9,524              -
Principal repayments of borrowings                    -         (4,008)
Net (decrease) increase in advance payment
  by borrowers for taxes and insurance             (778)           622
Common stock issued                                 293            189
                                              ----------     ----------
NET CASH  PROVIDED BY FINANCING ACTIVITIES       30,194         51,355
                                              ----------     ----------

Increase in cash and cash equivalents             2,082            246
CASH AND CASH EQUIVALENTS AT BEGINNING           11,792         14,137
  OF PERIOD                                   ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  13,874      $  14,383
                                              ==========     ==========

CASH PAID DURING THE PERIOD FOR:
   Interest                                   $  17,836      $  15,521
   Income taxes                               $      50      $   2,213

NON-CASH TRANSFERS:
Loans classified as Real Estate Owned         $   1,310      $   1,740
Transfer of Investment securities to
  Investment securities available for sale $ 7,357 $ 2,300 Reclassification of Mortgage loans held
  for resale to Loans receivable, net         $       -      $     758



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



2.   Earnings Per Share

     Earnings per share was calculated for each period by dividing the net income for the period by the average number of primary shares outstanding over the period. The actual average primary shares outstanding were 4,046,706 and 4,030,960 for the three and nine months ended June 30, 1996, respectively; and 3,995,225 and 3,894,013 for the three and nine months ended June 30, 1995, respectively.



              FIRST STATE FINANCIAL SERVICES, INC.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Financial Condition

On June 26, 1996, First State Financial Services, Inc. (First State), entered into an Agreement and Plan of Merger with Sovereign Bancorp, Inc. (Sovereign) providing for the merger of First State into Sovereign. Sovereign is to exchange $14.75 in Sovereign common stock for each outstanding share of First State common stock. The price is fixed to First State shareholders, subject to adjustment if the average price of Sovereign common stock, as defined in the Agreement, falls outside a specified range. First State has the ability to terminate the transaction if the average price of Sovereign common stock is less than $8.00 per share, unless Sovereign elects to increase the exchange ratio. Sovereign may terminate the transaction at any time if certain specified asset quality measures are triggered at First State, or if the reported losses on asset sales exceed certain levels. In this regard, First State had previously announced a strategic restructuring, pursuant to which, among other things, it intended to liquidate substantially all of its problem assets and in connection therewith indicated that it intended to make significant additional provisions for loan losses in the third quarter of fiscal 1996. The Agreement may be terminated by Sovereign if First State records additional provisions for loan losses in excess of $5.75 million prior to the consummation of the merger. The merger is subject to approval by various regulatory agencies and the shareholders of First State. It is anticipated that the transaction will close early in the 1st quarter (calendar) of 1997.

Total assets of First State Financial Services, Inc. were $665.9 million at June 30, 1996. This is a net increase of $28.9 million, or 4.54%, in total assets from September 30, 1995. The increase in total assets was mainly due to increases in loans receivable of $64.3 million, in mortgage-backed securities of $12.7 million, in investment securities and investment securities available for sale of $7.2 million, in cash on hand and in banks of $2.1 million, and an increase in other assets of $2.3 million. Regarding the increase in loans receivable, First DeWitt Bank ("the Bank") continues to market a number of competitive loan products. The Bank originated $169.9 million in loans since
September 30, 1995. The increases in the mortgage-backed securities portfolio, investment securities portfolio, and investment securities available for sale were mainly because of outright purchases of such securities. The increase in cash on hand and in banks was mainly due to the increase in volume of check clearances. Nationar, a former correspondent institution clearing checks for the Bank, was taken over by the Acting Superintendent of Banks of the State of New York on February 6, 1995 for purposes of an orderly liquidation of their affairs. Nationar was in process of clearing $7.7 million of the Bank's checks at time of takeover. First DeWitt had received $4.7 million from Nationar for check clearances in 1995 and received the remaining $3.0 million balance in June of 1996. The increase in other assets was mainly due to an increase in the cash surrender value of insurance policy investments held in connection with executive supplemental retirement plans, deferred servicing premiums acquired with the sale of mortgage loans, and other receivables including income tax receivables. The significant decreases in assets were in loans held for resale of $56.4 and in real estate owned of $3.4 million. In the December quarter, the Bank sold $67.7 million of mortgage loans from its mortgage loans held for resale accounts. The cash generated from the sale was used to repay brokered certificates of deposit, to fund loans, and to fund the purchase of investment securities. The decrease in real estate owned is elaborated on below.

Total liabilities were $626.0 million at June 30, 1996. This is an increase of $30.6 million, or 5.13%, in total liabilities from September 30, 1995. The increase was mainly due to an increase in deposits of $21.8 million and an increase in borrowings of $9.5 million. The increase in deposits was mainly due to the continued aggressive marketing of the Banks deposit products and also to the opening of two new branch offices. A branch office was opened in a mall in a retirement community near Toms River, New Jersey in October of 1995 and an office was opened in Wall
Township, New Jersey in April of 1996. The deposits in both offices were in excess of $16.0 million at June 30, 1996. The increase in borrowings was primarily used to fund the increase in loans.

Nonperforming assets, including current restructured loans,  were
$28.3 million at June 30, 1996 compared to $31.2 million at March
31,  1996,  and $30.5 million at September 30, 1995.   The  table
below details the composition of these assets.

                             6/30/96       3/31/96       9/30/95
                            ---------     ---------     ---------
                                       (in thousands)
Nonaccrual loans            $ 21,504      $ 23,134      $ 18,503
Real estate owned              5,192         6,513         8,564
Current restructured loans     1,569         1,575         3,476
                            ---------     ---------     ---------
Total nonperforming assets  $ 28,265      $ 31,222      $ 30,543
                            =========     =========     =========

The decrease at June 30, 1996 was mainly attributable to charge-offs and also due to disposals. When a loan becomes 90 days or more past due or the collection of interest becomes uncertain, the accrual of income is discontinued. These loans are classified as nonaccrual and interest income is only recognized subsequently in the period collected. Loans are returned to an accrual status when all past due amounts have been collected and factors indicating doubtful collectibility on a timely basis no longer exist. If nonaccrual loans had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $394,000 for the quarter ended June 30, 1996 and $1.2 million for the period from September 30, 1995 to June 30, 1996.

The allowance for loan losses totaled $9.1 million at June 30, 1996. An analysis of the allowance for loan losses follows:


     Balance at September 30, 1995           $ 6,081,000
     Charge-offs:
        Consumer loans                           617,000
        Mortgage loans                         1,809,000
        Commercial loans                         252,000
     Recoveries:
        Mortgage loans                            83,000
        Consumer loans                            18,000
                                             ------------
     Net charge-offs                           2,577,000
     Additions charged to operations           5,600,000
                                             ------------
     Balance at June 30, 1996                $ 9,104,000
                                             ============

Management closely monitors the loan portfolio and is concentrating on workouts with the Bank's troubled loans and real estate owned properties. The Bank's loan review committee analyzes the loan portfolio on a quarterly basis for classification of problem and potentially problem loans. The loan review committee also reviews the allocation of loss reserves to loans. Management believes that the present allowance for loan losses is adequate in light of management's assessment of the risk inherent in the portfolio. However, while management uses its best judgment in providing for possible loan losses, management recognizes that additional problems could develop and that future adjustments may be necessary. The Board of Directors of First State previously announced a strategic restructuring, pursuant to which, among other things, it intended to liquidate substantially all of its problem assets and, in connection therewith, indicated that it intended to make significant additional provisions for loan losses this quarter. The provision for loan losses of $4.4 million recognized this quarter is reflective of this strategic restructuring. Subsequently, First State entered into a merger agreement with Sovereign Bancorp, Inc. One of the conditions in the merger agreement is that the merger agreement may be terminated by Sovereign if First State records additional provisions for loan losses in excess of $5.75 million during the period between the signing of the merger agreement and the consummation of the merger. It is anticipated that the transaction will close early in the 1st quarter of 1997.

In May 1993 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for the Impairment of a Loan." SFAS No. 114 was amended by SFAS No. 118 in October 1994. SFAS No. 114, as amended, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans whose terms are modified in troubled debt restructurings. The Bank adopted SFAS No. 114, as amended, effective October 1, 1995, and the adoption has not had a material impact on the consolidated financial statements. As a result of the adoption of SFAS 114, as amended, the Bank had a recorded investment of $14.0 million in loans defined as impaired at June 30, 1996. The total allowance associated with these loans totaled $5.1 million at June 30, 1996. The loans classified as impaired in accordance with SFAS 114 were classified as such due to management's belief that it was probable that all amounts due according to the contractual terms of the loans would not be collected in full. In conjunction with the adoption, the Bank chose to not to recognize interest income on impaired loans and instead recognize the net entire change in net present value of impaired loans as bad-debt expense.

Real estate owned totaled $5.2 million at June 30, 1996 compared to $6.5 million at March 31, 1996, and $8.6 million at September 30, 1995. The decrease was due to the sale of foreclosed properties as well as writedowns. The Bank has contracted the services of an experienced problem asset disposition expert to assist in the disposition of the Bank's problem assets. Real estate owned is carried on the Bank's books at fair value less estimated costs to sell the property. Management recognizes that future adjustments may be necessary if the real estate values decline.

First State had previously announced a strategic restructuring, pursuant to which, among other things, it intended to liquidate substantially all of its problem assets. Additional write-downs, depending upon the availability of interested purchasers and the speed with which a sale can be consummated, will be made as considered necessary to dispose of the problem assets.

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

The financing activities section of the Consolidated Statement of Cash Flows reflects a net increase in deposits of $21.8 million during the nine month period ended June 30, 1996. The increase consisted of $4.8 million in net deposits along with $17.0 million in interest credited to deposit accounts. The opening of two new branch offices contributed to the increase in deposits. See the "Financial Condition" section of this report for additional information. Deposits increased $55.1 million during the same 1995 period. The increase consisted of $40.3 million in net deposits along with $14.8 million in interest credited to deposit accounts. The Bank had a special promotion program to attract certificates of deposit in the 1995 period. Borrowings were increased by $9.5 million in the 1996 period compared to the net repayment of $4.0 million in borrowings in the 1995 period. The increased borrowings were mainly used to fund loans.

Cash provided by operating activities amounted to $60.7 million in the nine month period ended June 30, 1996 compared to $6.0 million in the 1995 period. The 1996 activity was mainly attributable to the sale of mortgage loans from the Bank's mortgage loans held for resale accounts. The proceeds from the sales were primarily used to fund loans and to fund the purchase of securities. Loans originated for resale totaled $19.2 million in the 1996 period compared to $2.7 million in the 1995 period.

In the investing activities section of the Statement of Cash Flows, a net increase in loans receivable of $71.1 million is reported for the nine months ended June 30, 1996 compared to a net increase of $63.2 million for the same 1995 period. Loans originated totaled $169.9 million and $130.8 million in the 1996 and 1995 periods, respectively. The Bank actively markets several competitive loan programs and has successfully utilized the services of loan solicitors for the origination of mortgage loans. Cash generated from sale of investment securities totaled $31.4 million. Principal repayments of mortgage-backed securities amounted to $2.7 million. These funds along with funds from other sources were utilized to purchase $15.3 million in mortgage-backed securities and $41.7 million in investment securities, primarily securities held for resale. See the
"Financial Condition" section of this report for additional information. In the 1995 period, the Bank received $5.3 million in cash from activities in its investments held for sale accounts and $6.3 million from maturities of investments. The cash proceeds were mainly reinvested in short term notes of local municipalities. Cash funds received from the disposition of real estate owned properties amounted to $3.2 million in the nine month period ended June 30, 1996 compared to $2.5 million in the same 1995 period.

At June 30, 1996 First State's liquid assets consisted of $13.9 million in cash on hand and in banks and $17.4 million in securities which qualify as liquid assets for Office of Thrift Supervision (OTS) regulatory requirements. The cash balances will be used in normal operations. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations, such as United States Government and federal agency securities. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's ratio was 5.29% at June 30, 1996. The Bank anticipates maintaining its liquidity at or above the level required by regulatory agencies.

First DeWitt had $27.6 million in outstanding commitments to originate loans, $3.3 million in commitments to sell loans, and $51.6 million in unused lines of credit primarily available under home equity credit and credit card lines at June 30, 1996. The Bank had no material commitments for capital expenditures at that date. Management intends to fund the loan commitments from internal operations and available liquid assets. Any shortfall in obtaining the funds internally will be satisfied by additional borrowings. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of New York. The Bank maintains a $60.4 million line of credit with the FHLB. The Bank had $22.8 million in borrowings against the line of credit at June 30, 1996.

The  Bank's  capital exceeds all regulatory requirements  and  is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 definitions. The regulatory capital requirements and First DeWitt Bank's capital position as of June 30, 1996 are as follows:

                                    Capital
                    Capital        Requirement     Excess
                    Amount    %     Amount   %     Amount   %
                  ---------- ---- --------- ---- --------- ----
                               (dollars in thousands)
Tangible Capital   $ 36,506  5.5% $ 10,005  1.5% $ 26,501  4.0%
Core Capital         36,506  5.5%   20,010  3.0    16,496  2.5
Risk-based Capital   42,023  9.6%   35,134  8.0     6,888  1.6

The  OTS has proposed an increase in the core capital requirement from the current 3% to a level that is expected to be between  4%
and 5%.

The deposits of the Bank are insured by the FDIC primarily through the Savings Association Insurance Fund ("SAIF"), with $67.3 million of deposits at June 30, 1996 insured through the Bank Insurance Fund (the "BIF"), the deposit insurance fund that insures most commercial bank deposits.

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

Legislation has been proposed in Congress to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF-insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as that of the BIF-insured institutions. Based upon the Bank's deposit base at June 30, 1996, the special assessment could cause a charge to earnings of approximately $4.4 million, or $2.8 million net of income taxes, while a reduction in the insurance premium assessment rate from 23 basis points to 3 basis points would reduce annual premium expenses by approximately $1.2 million, or $762,000 net of income taxes. It is not known at this time when and if this legislation will be approved and implemented.


Results of Operations

Comparison of Three Months Ended June 30, 1996 and June 30, 1995

First State recorded a net loss of $2.8 million, or $.69 per share, for the quarter ended June 30, 1996 compared to a net income of $958,000, or $.24 per share, for the same quarter in 1995. The most significant factor contributing to the decrease in net income during the 1996 quarter was the posting of loan loss provisions. Loan loss provisions in the 1996 quarter were $4.4 million compared to $600,000 in the comparable 1995 quarter.

Total interest income increased $1.6 million during the quarter ended June 30, 1996 compared to the same period in 1995. The increase in interest income was primarily due to the $1.8 million increase in interest on consumer and commercial loans and the $239,000 increase in interest on mortgage-backed securities. The increases were mainly attributable to the increased average balance of the loan and mortgage-backed security portfolios outstanding. The average balance of consumer and commercial loans outstanding was $119.0 million in the 1996 quarter compared to $79.5 million in the 1995 quarter. The average balance of the mortgage-backed security portfolio was $32.4 during the 1996 quarter compared to $17.7 million in the comparable 1995 quarter. A serviced credit card portfolio, which is included in the consumer loan category, is described and elaborated upon in the "operating expenses" section of this report. The decrease of $529,000 in interest on mortgage loans was mainly attributable to the sale of $67.7 million of such loans from the Bank's loans held for sale accounts in the December 1995 quarter. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans both for its own portfolio and also for sale to others. The Bank originated $27.9 million in mortgage loans during the quarter. Long-term, fixed-rate loans are mainly originated with the intent of selling the loans to others. Adjustable-rate and shorter term fixed-rate loans are mainly originated for the loan portfolio. The yield on all loan portfolios was 9.12% at June 30, 1996 compared to 8.25% at June 30, 1995. Interest income from the investment securities and the investment securities available for sale portfolios increased $55,000 during the 1996 quarter. If nonaccrual loans of $21.5 million at June 30, 1996 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $394,000 during the quarter ended June 30, 1996. The average yield on loans and investments was 8.77% at June 30, 1996.

Total interest expense increased $396,000 in the quarter ended June 30, 1996, compared to the same period in 1995. The increase was due to the $262,000 increase in interest on deposits and the $134,000 increase in interest on borrowings. Average deposits outstanding during the 1996 period were $574.3 million compared to $546.5 million during the 1995 period. The average cost of deposits increased to 4.26% at June 30, 1996 from 4.07% at June 30, 1995. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. The average interest rate on deposits and borrowed money was 4.33% at June 30, 1996.

Net interest income increased $1.2 million during the quarter ended June 30, 1996 compared to the same period in 1995. The interest income and interest expense elements of the changes in net interest income are described above.

Provisions for loan losses totaled $4.4 million in the quarter ended June 30, 1996 compared to $600,000 in the same 1995 quarter. The related allowance for loan losses totaled $9.1 million at June 30, 1996. Substantially all of the nonaccrual loans are secured by first mortgage liens on real property. See "Financial Condition" section for additional information and information regarding factors which influence management's judgment in determining the amount of additions to the loan loss allowance. Although management considers the allowance for loan losses to be adequate, management recognizes that additional problems could develop and lead to additional loss provisions and asset write-downs.

Total other income increased $3.3 million in the quarter ended June 30, 1996. The increased income is mainly attributable to a $3.0 million increase in loan fees and other loan charges and a $286,000 increase in the "other Income" category. The $3.0 million increase in loan fees and other loan charges is directly attributable to the credit card portfolio. First State obtained a serviced credit card portfolio through the merger with Ocean Independent Bank in October, 1994. The effect of the accounting for the credit card portfolio has caused increases in the areas of consumer loan interest, loan fees and other loan charges, and loan processing expenses. Details regarding First State's serviced credit card portfolio are discussed below. The increase in the "other" category of other income was mainly due to the recognition of income from a non refundable deposit that was placed with the Bank and forfeited when related proposed deal was not consummated.

Total operating expenses increased $5.5 million in the quarter ended June 30, 1996 and was mainly attributable to an increase in loan processing expenses of $4.3 million, an increase in problem asset expenses, inclusive of real estate owned writedowns, of $1.1 million, and an increase in compensation and employee benefits of $252,000. Substantially all of the increase in loan processing expenses was due to the accounting for credit card expenses. Details regarding First State's serviced credit card portfolio are discussed separately below. The $1.1 million increase in problem asset expenses, inclusive of real estate owned writedowns was mainly due to writedowns of $1.3 million. The writedowns are in accordance with the Bank's announced intent to liquidate substantially all of its problem assets. The
$252,000 increase in compensation and employee benefits was mainly due to continually rising cost of employee benefits, living increase, and the employment of personnel to staff the new branch office opened in April, 1996.

The Corporation acquired a serviced credit card portfolio through the acquisition of Ocean Independent Bank in October, 1994. The arrangement with the servicer of the portfolio, Applied Card Systems (ACS) of Wilmington, Delaware, provides the Corporation with a guaranteed net return based on the outstanding receivables associated with the serviced portfolio. The return that is guaranteed to the Corporation is net of all costs, including credit loss and cost of funds. First State records all interest income associated with the portfolio in the "Interest on consumer and commercial loans" caption and all fees associated with portfolio are recorded in the "Loan fees and other loan charges" caption. The difference between the amounts received for the two captions above and the net return guaranteed to the Corporation is considered "credit card expenses" that represent the fees paid to ACS for their servicing of the portfolio. This amount is recorded in the "Loan processing expenses" caption. The Corporation's business with ACS has expanded and this growth has caused an increase in all three income statement captions. The detail effects of the serviced credit card portfolio on the income statement for the quarter ended June 30, 1996, and for the nine-month period ended June 30, 1996, are presented below.

                                            3 Months    9 Months
                                              Ended       Ended
        Income Statement Caption             3/30/96     6/30/96
                                           ----------   ---------
                                                (in thousands)
Interest on consumer and commercial loans  $   2,094    $  4,330
Loan fees and other loan charges               3,755       8,285
                                           ----------   ---------
                 Total credit card income      5,849      12,615

Loan processing expenses                       5,376      11,641
                                           ----------   ---------
Net credit card income (pre tax)           $     473    $    974
                                           ==========   =========
Net credit card income (after tax)         $     289   $     594
                                           ==========   ==========

The total credit card receivables outstanding that were serviced by ACS totaled $62.6 million at June 30, 1996 and $36.7 million at March 31, 1996.

The Income tax benefit of $694,000 incurred in the quarter ended June 30, 1996 was mainly due to a pre-tax loss of $3.5 million. The loan loss provision of $4.4 million recognized during the quarter was not entirely deductible for income tax purposes. Income tax expense of $374,000 incurred in the quarter ended June 30, 1995 was due to the generation of taxable income.


Comparison of Nine Months Ended June 30, 1996 and June 30, 1995

First State recorded a net loss of $996,000, or $.25 per share, for the nine month period ended June 30, 1996 compared to net income of $2.9 million, or $.75, per share, for the same period in 1995. The loss in the 1996 period was mainly attributable to the $4.4 million in provisions for loan losses recorded in the quarter ended June 30, 1996.

Interest income increased $4.0 million during the nine month period ended June 30, 1996 compared to the same period in 1995. The increase in interest income was primarily due to the $3.6 million increase in interest income on consumer and commercial loans and was mainly attributable to the increased average balances of the portfolios. The average balances totaled $103.4 million in the 1996 period compared to $76.6 million in the 1995 period. A serviced credit card portfolio, which is included in the consumer loan category, is described and elaborated upon in the "Comparison of Three Months Ended June 30, 1996--Results of Operations" section of this report. The Bank primarily invests its funds in loans and intends to continue to be active in originating loans both for its own portfolio and also for sale to others. The Bank originated $169.9 million in loans during the nine month period ended June 30, 1996. Long-term, fixed-rate loans are mainly originated with the intent of selling the loans to others. Adjustable-rate and shorter term fixed-rate loans are mainly originated for the loan portfolio. The yield on all loan portfolios was 9.12% at June 30, 1996 compared to 8.25% at June 30, 1995. Interest income from mortgage-backed securities increased $486,000 and was mainly attributable to the increase in the average balance of the mortgage-backed security portfolio. The average balance of the portfolio was $28.5 million during the 1996 period compared to $17.9 million in the comparable 1995 period. The Bank's investment securities available for sale portfolio, which totaled $17.6 million at June 30, 1996, generated an increase in interest income of $323,000 over the
1995 period. If nonaccrual loans of $21.5 million at June 30, 1996 had been current in accordance with their original terms, the Bank would have realized additional interest income of approximately $1.2 million during the nine months ended June 30, 1996. The average yield on loans and investments was 8.77% at June 30, 1996.

Total interest expense increased $2.2 million in the nine month period ended June 30, 1996, compared to the same period in 1995. The increase was due to the increase in interest expense on deposits and was mainly attributable to the increased deposits outstanding in the 1996 period. Average deposits outstanding during the 1996 period were $555.8 million compared to $524.1 million during the 1995 period. The average cost of deposits increased to 4.26% at June 30, 1996 from 4.07% at June 30, 1995. The Bank will continue to offer deposit programs that are competitively priced to attract new deposits as well as retain savings of existing depositors. Interest on borrowed money decreased $32,000 in the 1996 period. The average interest rate on deposits and borrowed money was 4.33% at June 30, 1996.

Net interest income increased $1.8 million during the nine month period ended June 30, 1996 compared to the same period in 1995.
The interest income and interest expense elements of the changes in net interest income are described above.

Provisions for loan losses totaled $5.6 million in the nine-month period ended June 30, 1996 compared to $1.1 million in the same 1995 quarter. The related allowance for loan losses totaled $9.1 million at June 30, 1996. Substantially all of the nonaccrual loans are secured by first mortgage liens on real property. See "Financial Condition" section for information regarding factors which influence management's judgment in determining the amount of additions to the loan loss allowance. Although management considers the allowance for loan losses to be adequate, management recognizes that additional problems could develop and lead to additional loss provisions and asset write-downs.

Total other income increased $7.9 million in the nine month period ended June 30, 1996. The increased income was primarily due to the $6.4 million increase in loan fees and other loan charges, the $1.0 million net gain on the sales of loans, and the net gain on the sales of investments of $284,000. The increase in loan fees and other loan charges was mainly attributable to the credit card portfolio. First State obtained a serviced credit card portfolio through the merger with Ocean Independent Bank in October, 1994. The effect of the accounting for the credit card portfolio has caused increases in the areas of consumer loan interest, loan fees and other loan charges, and loan processing expenses. Details regarding First State's serviced credit card portfolio were previously discussed in the "Comparison of Three Months Ended June 30, 1996 --Results of Operations" section of this report. The sale of $75.4 million of mortgage loans from the available for sale portfolio generated a net gain on sales of loans of $1.0 million. Net gains on the sales of investments totaled $284,000 in the 1996 period. First State maintains an investment securities available for sale portfolio and anticipates periodic gains on the sales of such securities.

Total operating expenses increased $10.3 million in the nine month period ended June 30, 1996. The increase was mainly attributable to the $8.6 million increase in loan processing expenses, the $642,000 increase in compensation and employee benefits expense, and to the $1.2 million increase in problem asset expenses, inclusive of real estate owned writedowns. Substantially all of the increase in loan processing expenses was attributable to the accounting for credit card expenses. Details regarding First State's serviced credit card portfolio are discussed In the "Comparison of Three Months Ended June 30, 1996-
- -Results of Operations " section of this report. The $642,000 increase in compensation and employee benefits was mainly due to continually rising cost of employee benefits, a cost of living increase, and the employment of personnel to staff the two new branch offices opened during the period. The increase in problem asset expenses was mainly due to write-downs of the carrying values of properties.

Income tax expense of $195,000 was incurred in the nine month period ended June 30, 1996 despite a pre tax loss of $801,000. The loan loss provisions of $5.6 million recognized during the period were not entirely deductible for income tax purposes. First State therefore generated taxable income over the period. Income tax expense of $1.4 million incurred in the nine month period ended June 30, 1995 was due to the generation of taxable income.

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

Item 2.   Changes in Securities
               Not applicable.

Item 3.   Defaults Upon Senior Securities
               Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          (a)       None
          (b) A report on form 8-K dated June 25,1996 and a report filed on form 8A dated July 17, 1996 had been filed during the quarter. Both reports provided disclosure, pursuant to Item 1(b) thereof, relating to an agreement entered into between First State Financial Services, Inc. (First State), and Sovereign Bancorp, Inc. (Sovereign), pursuant to which Sovereign will acquire First State through the merger of First State into Sovereign. Sovereign will issue shares of its common stock to the shareholders of First State as a result of the merger.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              First State Financial Services, Inc.


Dated: 08/14/96                    By: /s/Michael J. Quigley, III
                                       --------------------------
                                       Michael J. Quigley, III
                                       Chairman, President and
                                       Chief Executive Officer



Dated: 08/14/96                    By: /s/Emil J. Butchko
                                       --------------------------
                                       Emil J. Butchko
                                       Senior Vice President
                                       and Treasurer