Form 10-K
period 1996-09-30
FIRST STATE FINANCIAL SERVICES INC
filed 1996-12-24
CIK 820240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                FORM 10-K

                              ANNUAL REPORT
      PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market System on December 18, 1996, was approximately $52.5 million.

The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of December 18,
1996, was      3,929,455.


                   DOCUMENTS INCORPORATED BY REFERENCE
1. Annual Report to Stockholders for the Fiscal Year ended September 30, 1996 (Part II).



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

On June 24, 1996, the Corporation signed a definitive merger agreement providing for the acquisition of all of the outstanding stock of First State Financial Services, Inc. by Sovereign Bancorp, Inc. (Sovereign). This merger agreement was amended by an agreement (the "amendment") signed by both parties on November 26, 1996. The amendment calls for First State shareholders to receive between 1.225 and 1.84 shares of Sovereign's common stock under a floating exchange ratio for each share of First State common stock if Sovereign's average closing price as defined in the amendment (the "Sovereign Market Value") is greater than or equal to $8.00 but less than or equal to $12.04. Within this range, the exchange ratio will be $14.75 divided by the Sovereign Market Value. If the Sovereign Market Value is
greater than $12.04, the exchange ratio will be 1.225. If the Sovereign Market Value falls below $8.00, the agreement may be terminated by First State unless certain conditions are met. In a related agreement, Sovereign was given an option to purchase up to 783,000 shares of First State's issued and outstanding common stock if certain conditions occur. The merger is subject to certain conditions, including approval by First State's shareholders and various regulatory authorities, and is expected to be completed by the first calendar quarter of 1997.

On October 21, 1994, the Corporation issued approximately 678,000 shares of its common stock for all the outstanding stock of Ocean Independent Bank, a New Jersey chartered bank located in Ocean, New Jersey (Ocean). This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Corporation's historical consolidated financial statements have been restated to include the accounts and results of operations of Ocean for all years presented. The results of operation of the Corporation and Ocean for the year ended September 30, 1994 prior to restatement is as follows:

                                           Year ended
                                        September 30, 1994
                                     ---------------------
                                         (in thousands)
                 The Corporation:
                 Net Interest Income           $  9,058
                 Net Income                       3,189

                 Ocean:
                 Net Interest Income              2,429
                 Net Income                         312

                 Combined:
                 Net Interest Income             21,487
                 Net Income                       3,501

Prior to the combination, Ocean's fiscal year ended December 31. In recording the pooling-of-interests combination, Ocean's unaudited financial statements for the twelve months ended September 30, 1994 were combined with the Corporation's financial statements for the same period. In addition, Ocean's financial statements for the years ended December 31, 1993 and 1992 were combined with the Corporation's financial statements for the years ended September 30, 1993 and 1992. Ocean's unaudited results of operation for the three months ended December 31, 1993, included net interest income of $649,000 and net income of $3,000. An adjustment has been made to stockholders' equity to eliminate the effect of including Ocean's results of operations for the three months ended December 31, 1994 in both the year ended September 30, 1994 and the year ended September 30, 1993.

     The Bank conducts its business through 14 full-service banking offices located in Belleville, Bloomfield, Brick Township, Cedar Grove, Englishtown, Hopatcong, Morris Plains, Ocean, Toms River, Wall and West Caldwell, New Jersey, and is principally engaged in the business of attracting retail deposits from the general public and investing those funds in residential mortgage loans, consumer loans, and commercial loans. At September 30, 1996, the Bank had deposits of $554.3 million and loans of $490.0 million.

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

      First State Financial Services, Inc. organized First State Investment Services, Inc., a wholly-owned subsidiary, primarily to offer professional financial services and new investment alternatives, such as tax deferred annuities, mutual funds, etc., to the Bank's customers.
Ratios. The following table sets forth certain ratios regarding the profitability of the Bank and the Holding Company:

                                                 Year ended September 30,
                                                   1996     1995     1994
                                                --------  -------  --------
 Return on assets                                (0.90)%   0.67 %    0.70 %
 (net income divided by average total assets)
 Return on equity                               (13.51)%  10.27 %    9.62 %
 (net income divided by average equity)
 Equity-to-assets ratio                           6.69 %   6.56 %    7.27 %
 (average equity  divided by average assets)
 Dividend  payout ratio                            N/M    20.79 %   13.19 %
 (dividends declared per share divided by net income per share)


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

                                                          Year Ended September 30,
                                                  1996 compared to 1995       1995 compared to 1994
                                                  Increase / (Decrease)       Increase / (Decrease)
                                                 Volume     Rate     Net     Volume    Rate     Net
Interest Earning Assets
  Loans                                         $ 1,543  $ 2,443  $ 3,986   $ 7,634  $ 2,141  $ 9,775
  Mortgage-backed Securities                        790      (85)     705      (301)     (48)    (349)
  Investment securities                            (308)      (7)    (315)      598       (2)     596
  Investments available for sale                    367      (53)     314      (648)      69     (579)
  Federal Funds                                     263      (48)     215       (79)      67      (12)
  Investments required by law                        21      (36)     (15)       24      (41)     (17)
  Total income on interest earning assets       $ 2,676  $ 2,214  $ 4,890   $ 7,228  $ 2,186  $ 9,414

Interest Bearing Liabilities
  NOW and money market deposits                 $   178  $   (43) $   135   $   207  $    85  $   292
  Passbook accounts                                (256)     (77)    (333)     (563)    (108)    (671)
  Certificate accounts                            1,630      879    2,509     4,324    3,622    7,946
  Borrowed money                                      3      (25)     (22)      587      163      750
Total expense on interest bearing liabilities   $ 1,555  $   734  $ 2,289   $ 4,555  $ 3,762  $ 8,317

Net interest income                             $ 1,121  $ 1,480  $ 2,601   $ 2,673  $(1,576) $ 1,097

LENDING ACTIVITIES

The bank concentrates its lending activities in residential loans, mortgage-
backed  securities and consumer and commercial loans.  The following  table sets forth the composition of the Bank's loan portfolio and mortgage-backed securities at the dates indicated.
                                                                    September 30,
                                 1996               1995               1994                1993               1992
                            Amount    %        Amount    %        Amount     %        Amount    %        Amount    %
                                                                (Dollars in thousands)
Real estate loans & mortgage-backed securities:
Residential:
   1-4 family            $ 303,834  56.90     284,449  51.32   $ 301,292  63.78   $ 247,520  60.09    $ 237,348  59.89
   5 or more family         26,706   5.00      23,645   4.27      20,102   4.26      17,767   4.31       13,286   3.35
Commercial                  65,418  12.25      55,792  10.07      44,222   9.36      34,860   8.46       31,300   7.90
Construction &
   land (1)                 12,146   2.27      15,368   2.77      11,385   2.41       9,296   2.26       14,838   3.74
Loans held for
   resale                    9,245   1.74      67,219  12.13       3,095    .66      10,937   2.66       10,160   2.56
Mortgage-backed
   securities               30,618   5.74      18,915   3.41      18,835   3.99      26,022   6.32       30,811   7.78
Total                      447,967  83.90     465,388  83.97     398,931  84.46     346,402  84.10      337,743  85.22

Less:
Unearned discounts &
   deferred fees               (93)               338                850              1,373               1,648
Market value allowance
   on loans held for resale    139                  -                  -                  -                   -
Allowance for
   loan losses               9,915              4,634              4,918              6,614               5,891
Net                        438,006            460,416            393,163            338,415             330,204

Consumer loans:
Home equity                 26,503   4.96      27,442   4.95      26,350   5.58      26,915   6.54       24,137   6.08
Credit cards                17,079   3.20      19,729   3.56      10,338   2.19      11,289   2.74       10,008   2.52
Property
   improvement                   -    .00       1,405    .25       1,708    .36       2,284    .55        2,875    .73
Student loans                  306    .06         658    .12         530    .11         505    .12          775    .20
Savings account              1,263    .24       1,122    .20         935    .20         929    .23        1,277    .32
Auto                           662    .12       1,031    .19         627    .13         461    .11          380    .10
Other                        1,866    .35       1,990    .36       1,420    .30       1,940    .47        2,176    .55
Total                       47,679   8.93      53,377   9.63      41,908   8.87      44,323  10.76       41,628  10.50

Less (Plus):
Unearned discounts &
   deferred fees              (134)              (136)              (128)              (125)               (120)
Allowance for
   loan losses               1,097                493                341                253                 269
Net                         46,716             53,020             41,695             44,195              41,479

Commercial
   loans                    38,289   7.17      35,470   6.40      31,509   6.67      21,158   5.14       16,948   4.28

Less:
Unearned discounts &
   deferred fees               678                123                110                 67                  36
Allowance for
   loan losses               1,272                955              1,092              1,244                 840
Net                         36,339             34,392             30,307             19,847              16,072

Total loans & mortgage-
   backed securities     $ 533,935 100.00   $ 554,235 100.00   $ 472,348 100.00   $ 411,883 100.00    $ 396,319 100.00

Total net loans & mortgage-
   backed securities     $ 521,061          $ 547,828          $ 465,165          $ 402,457           $ 387,755
(1) Net of loans in process.

Origination, Purchase and Sale of Loans.

      Set forth below is a schedule showing the Bank's loan and mortgage-backed security activity for the years indicated:

                                            Year ended September 30,
                                          1996        1995        1994
                                             (Dollars in thousands)
Real estate loan originations;
Residential:
1-4 family                              $  76,862   $  89,216  $ 108,878
5 or more family                            4,115       5,954      3,204
Construction and land development           5,947      18,735      9,763
Commercial                                 20,448      15,193     15,609
Total real estate loan originations       107,372     129,098    137,454

Consumer loan originations                 80,341      16,016     15,284
Commercial loan originations               45,695      34,733     33,348
Total loan originations                   233,408     179,847    186,086

Real estate loan purchases:
Residential:
1-4 family                                      -          36         --
5 or more family                                -          --         --
Commercial                                      -         256         --
Mortgage-backed securities purchased       16,415       5,809      5,048
Total purchases                            16,415       6,101      5,048

Total originations & purchases            249,823     185,948    191,134

Principal repayments & prepayments        125,515      92,835     96,753

Sales of:
Whole loans                                81,856       6,924     19,820
Loan participations                             -          --         --
Mortgage-backed securities                  1,179       1,630      5,207
Consumer loans                             59,635          --      6,570
Total   sales  of  whole  loans, loan
  participations,mortgage-backed
  securities and consumer loans           142,670       8,554     31,597

Transfers to real estate owned              1,938       2,672      2,319

Total  principal repayments, sales  and
  transfers                               270,123     104,061    130,669

Net (decrease) increase in loans &
  mortgage-backed securities            $ (20,300)  $   81,887 $   60,465


Loan Maturity.

      The  following table sets forth certain information at September  30,
1996,  regarding  the dollar amount of loans maturing in  the  Bank's  loan portfolio, by type, on scheduled payments to maturity.
                          Total               Maturing Within Year:
                      Outstanding at -------------------------------------------
                       September 30,         1998-    2000-     2002-     2007-
                            1996    1997      1999     2001      2006      2026
                                                 ( Dollars in thousands)
Real estate loans:
Residential (1)        $ 339,785 $ 29,104 $ 35,930 $ 22,697  $ 57,703  $194,351
Commercial                65,418    4,172    5,248    6,817    33,653    15,528
Construction and land     12,146    9,996    2,150        -         -         -
Consumer loans            47,679   21,124    5,574    5,689     9,996     5,296
Commercial loans          38,289   16,798    5,198    1,980       628    13,685
Mortgage-backed
securities (3)            30,618    2,944    5,263    3,403     4,435    14,573
Total  (2)             $ 533,935 $ 84,138 $ 59,363 $ 40,586  $106,415  $243,433


 (1) Includes loans held for resale.
 (2)  Of  the  $449.8   million principal amount of  loans  maturing  after
      September  30,1997, loans with an aggregate principal amount  of  $  185.8 million have  fixed  interest  rates while $264.0 million  have  adjustable rates.
 (3) Excludes premium s and discounts.


     The following table sets forth residential mortgage loans at September 30, 1996, by yield range and percent of residential mortgage loans.

                         Yield Range          Amount    Percent
                      14.00% and above    $      570     .17 %
                      13.00%  to 13.99%          374     .11
                      12.00%  to 12.99%          338     .10
                      11.00%  to 11.99%          723     .21
                      10.00%  to 10.99%        4,149    1.22
                       9.00%  to  9.99%       34,868   10.26
                       8.00%  to  8.99%       88,601   26.08
                       7.00%  to  7.99%      141,474   41.63
                       6.99% and below        68,688   20.22
                     Total  (1)           $  339,785  100.00 %
(1) Includes loans held for resale.

Residential Mortgage Lending.

      The Bank originates fixed-rate loans and adjustable rate mortgages ("ARMs") on single-family and multifamily residential properties. The Bank currently originates loans with maturities from 5 to 30 years. Loans originated for sale in the secondary market are underwritten and originated in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") standards which enables the Bank to sell or securitize these loans in the secondary mortgage market, except as described below. The Bank also originates fixed-rate and adjustable rate first mortgage loans in principal amounts above $207,100, the maximum limit permitted under FHLMC guidelines, generally to a maximum of $500,000.

     Generally, the single-family residential ARMs offered by the Bank have interest rates which adjust either after one, three or five years based upon the one-, three- or five- year U.S. Treasury Constant Maturity Index, respectively. Under certain conditions, the Bank has also originated single-family residential ARMs that have interest rates which adjust either after seven or ten years based upon the seven- or ten- year U.S. Treasury Constant Maturity Index, respectively. The Bank has emphasized the origination of ARM loans. Consumer demand, however, has been primarily in the area of fixed-rate loans over the past fiscal year. The Bank has responded to this change in product preference by selling the majority of its fixed-rate originations in the secondary market in order to conform to its asset/liability management policy.

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

      The Bank also services real estate loans for investors. The Bank receives a servicing fee, in the form of a portion of the interest rate on the loan, in exchange for their servicing efforts. The total loans serviced for others amounted to approximately $166.8 million, $113.4 million, and $115.2 million at September 30, 1996, 1995 and 1994, respectively. The gross servicing fees received in return for servicing these loans totaled $562,000, $390,000 and $351,000 for the twelve months ended September 30, 1996, 1995 and 1994, respectively.


Consumer Lending.

      In recent years, the Bank has increased its emphasis on the origination of consumer loans in order to provide a broader range of financial services to its customers and because the shorter term and normally higher interest rates on such loans help the Bank maintain a profitable interest rate spread between its average loan yield and its cost of funds. The Bank's consumer loan department offers a variety of consumer loan products, including automobile loans, loans secured by passbook or certificate accounts, home equity loans, bridge loans, personal loans, student loans guaranteed by the State of New Jersey, boat loans, overdraft checking, AMEX line of credit, and Visa/Master credit cards. The Bank had significantly expanded it's credit card operations over the past year. The credit card portfolio was acquired through the merger with Ocean Independent Bank on October 21, 1994. The arrangement between First DeWitt Bank and the servicer of the credit cards, Applied Card Systems (ACS) of Wilmington, Delaware, provided for a guaranteed net return to the Bank. The total credit card receivables outstanding that were serviced by ACS totaled $16.6 million at September 30, 1996. Total credit card receivables serviced by ACS reached a high of $74.6 million over the year. On August 15, 1996, the Corporation entered into an agreement to sell the credit card portfolio. Between August 15 and September 30, 1996, $59.6 million in credit card receivables were sold at par. Substantially all of the remaining credit card portfolio was sold at par subsequent to September 30, 1996.

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

      The aggregate amount of loans delinquent 90 days or more at September 30, 1996 was $19.9 million compared to $18.5 million at September 30, 1995 and $13.9 million at September 30, 1994. All of the loans included in this delinquent total have been classified by management.

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

      When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the insured institution classifies problem assets as "loss" it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS examination staff, who can order the establishment of additional general or specific loss allowances.

      The Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of such periodic review, management of the Bank classified $16.3 million as substandard assets, $5.6 million as doubtful loans and $6.3 million as loss at September 30, 1996. The substandard classification included all assets currently included in the real estate owned balance sheet caption in addition to other classified loans. The impact of these actions is reflected in the general allowance, the provision for loan losses and losses charged against the allowance.

Nonperforming assets were as follows:

                                     At September 30, 1996
                          1996      1995      1994      1993      1992
                                     (Dollars in thousands)
  Nonaccrual Loans:
    Mortgage loans      $ 17,525  $ 16,280  $ 12,231  $ 16,868  $ 22,132
    Consumer &
     Commercial loans      2,334     2,223     1,711     3,242     4,132
                          19,859    18,503    13,942    20,110    26,264
    Real estate owned      4,045     8,564    10,004    15,320    18,968
    Current restructured
     loans                 1,416     3,476     4,165     3,872     3,644
    Other nonperforming
     assets                   --        --        --       558        29
    Total nonperforming
     assets             $ 25,320  $ 30,543  $ 28,111  $ 39,860  $ 48,905

     Loans are classified as nonaccrual if they become 90 days or more past due or collection becomes uncertain. When a loan is classified nonaccrual, the accrual of income is discontinued and any accrued but unpaid interest is reversed against current earnings.

There were approximately $2.4 million and $1.1 million in loans that were 90 days or more past due in principal repayments while maintaining current interest payments at September 30, 1996 and 1995, respectively.

      Interest income recognized on nonperforming loans for the twelve months ended September 30, 1996, 1995,and 1994 totaled $584,000, $340,000, and $243,000, respectively.

      The  following  table  presents  information  concerning  the  Bank's allowance for possible loan losses and charge-offs for the years indicated.
                                  For the years ended September 30,
                             1996      1995      1994      1993      1992
                                        (Dollars in thousands)
                              >
  Balance at beginning of  $ 6,082    $6,351    $8,111    $6,999    $8,011
  period:
Charge-offs:
  Residential                1,370         -        92       489     1,745
  Commercial real estate       594       351     1,134         0       285
  Construction & land            -     1,216     2,012       726     1,555
  Consumer                     623       103        74       373        93
  Commercial                   252       321       579       200       209
                             2,839     1,991     3,891     1,788     3,887
Recoveries:
  Residential                   31        20        32       150         0
  Commercial real estate        --        --       357         0         0
  Construction & land           --        --         5       288       182
  Consumer                      95        24        12        22        12
  Commercial                    15        28         3         0         4
                               141        72       409       460       198
Net charge-offs              2,698     1,919     3,482     1,328     3,689
Additions charged to
  operations                 8,900     1,650     1,892     2,440     2,677
Pooling adjustment              --        --      (170)       --        --
Balance at end of period   $12,284    $6,082    $6,351    $8,111    $6,999
Ratio of net charge-offs during
  period to avg. loans
  outstanding during period  0.535%    0.394%    0.889%    0.358%    1.041%

      In the following table, the allowance for loan losses has been allocated by category for purposes of complying with the disclosure requirements of the Securities and Exchange Commission ("SEC"). The amount allocated on the following table to any category should not be interpreted as an indication of future losses on any category, since the Bank's allowance is a general allowance.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                    At September 30,
                                 (Dollars in thousands)
                     1996          1995         1994         1993        1992
                       Percent        Percent         Percent         Percent       Percent
                          of             of              of              of             of
                        total          total           total           total          total
                 Amount Loans   Amount Loans    Amount Loans   Amount  Loans  Amount  Loans

Allocated to:
  Residential   $ 2,661  67.51  $2,398   70.11  $1,608  71.55  $1,535  71.59  $1,482  71.35
  Commercial real
    estate        3,767  13.00     935   10.42     914   9.75   1,799   9.03     834   8.56
   Construction
    and land      3,487   2.41   1,301    2.87   2,396   2.51   3,280   2.41   3,575   4.06
   Consumer       1,097   9.47     493    9.97     341   9.24     253  11.49     268  11.39
  Commercial      1,272   7.61     955    6.63   1,092   6.95   1,244   5.48     840   4.64
                $12,284 100.00  $6,082  100.00  $6,351 100.00  $8,111 100.00  $6,999 100.00


Investment Activities

      The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations, such as United States Government and federal agency securities. This requirement, which may be varied by OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's ratios were 5.13%, 6.13% and 5.51% at September 30, 1996, 1995, and 1994,
respectively. The Bank anticipates maintaining its liquidity at or above the level required by regulatory agencies.

      The following tables set forth certain information regarding the Bank's investments:

                                        Book Value at September 30,
                                         1996       1995        1994
                                          (Dollars in thousands)
Investment Securities:
Held to Maturity Portfolio:
   U.S. Treasury securities           $     847  $   1,256   $    --
   U.S. Government & Agency
     obligations                           9,310     9,647     8,713
   Municipal obligations                  14,486     9,986    11,056
                                          24,643    20,889    19,769

                                        Book Value at September 30,
                                         1996       1995        1994
                                          (Dollars in thousands)
Available for Sale Portfolio:
   U.S. Treasury securities                 743      1,001       5,670
   U.S. Government & Agency
     obligations                             --         --       2,445
   Municipal obligations                  7,472      2,717          --
   U.S. Government mutual funds             231        221         606
   Adjustable rate mortgage mutual
     funds                                  579      7,407       8,885
   Commercial paper mutual funds            427        419          --
   Other investments                         14         34          33
                                          9,466     11,799      17,639
Total investment portfolio             $ 34,109   $ 32,688    $ 37,408

Average life (in years) of total
   investment portfolio (1)                13.0       10.4         6.5
(1) Excludes mutual funds

                                                At September 30,1996
                                     Average
                                     Life in   Amortiz    Market    Average
                                                 ed
                                      Years     Cost       Value   Yield (1)
                                             (Dollars in thousands)
Investment Securities:
Held to Maturity Portfolio:
   U.S. Treasury securities            1.24    $    847   $    853     6.59 %
   U.S. Government & Agency
     obligations                       4.74       9,310      9,172     6.10
   Municipal obligations              16.49      14,486     14,330     7.57
                                      11.58      24,643     24,355     7.01(1)

Available for Sale Portfolio:
   U.S. Treasury securities            1.34         750        743     5.03
   Municipal obligations              18.96       7,720      7,472     7.44
   U.S. Government mutual funds          --         250        231     6.02
   Adjustable rate mortgage mutual
     funds                               --         582        579     5.96
   Commercial paper mutual funds         --         427        427     4.89
   Other investments                     --           3         14     0.00
                                      17.39(2) $ 9,732    $  9,466     7.02
   Total investment portfolio         13.03(2) $34,375    $ 33,821     6.99 %
(1) Tax equivalent yield
(2) Excludes mutual funds

                                                        At September 30, 1996
                               1 Year or      1 to 5 Years      6 to 10 Years         More than 10
                                  less                                                   Years
                           Amortized  Avg.   Amortized   Avg.  Amortized   Avg.   Amortized    Avg.
                              Cost   Yield(1)    Cost  Yield(1)   Cost   Yield(1)    Cost    Yield(1)
                                         (Dollars in thousands)
Held to Maturity Portfolio:
  U.S. Treasury
    securities             $   500   6.50 %    $   347  6.27 %  $    -      %   $     -       %
  U.S. Government
    & Agency obligations        --               7,250  5.97     1,060  6.03      1,000   7.07
  Municipal obligations      1,555   5.98           --           1,970  7.09     10,961   7.88
                             2,055   6.11%       7,597  6.00     3,030  6.72     11,961   7.81

Available for Sale Portfolio:
  U.S. Treasury
    securities                  --                 750  5.03        --               --
  Municipal obligations         --                  --             419  6.76      7,300   7.48
  Mutual funds               1,260   5.61           --              --               --
  Other investments             --                  --              --                3     --
                             1,260   5.61          750  5.03       419  6.76      7,303   7.48
                           $ 3,315   5.92 %    $ 8,347  5.91 %  $3,449  6.72 %  $19,264   7.68 %

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


      The following table presents the deposit activity of the Bank for the year indicated.

                                       Year ended September 30,
                                      1996         1995        1994
                                        (Dollars in thousands)
     Deposits                     $ 695,483    $ 623,172   $ 411,106
     Withdrawals                    731,838      555,480     376,841
     Net deposits (withdrawls)      (36,355)      67,692      34,265
     Interest credited               22,965       20,654      13,087
      Net increase in deposits    $ (13,390)   $  88,346   $  47,352


      The following table presents the average nominal interest rates on certificate accounts outstanding at September 30, 1996

                                            Certificates   Average
                                   Amount     as % of     interest
                                             deposits       rate
                                     (Dollars in thousands)
       Market rate certificates maturing
       in the quarter ending:
       December 31, 1996       $104,609       18.88 %      5.07  %
       March 31, 1997            76,197       13.75        5.20
       June 30, 1997             12,582        2.27        5.36
       September 30, 1997        95,589       17.24        5.47
       December 31, 1997          3,823         .69        5.69
       March 31, 1998             3,254         .59        5.61
       June 30, 1998              3,003         .54        5.64
       September 30, 1998         4,014         .72        5.60
       Oct. 1, 1998-
       Sept. 30, 2006            17,312        3.12        6.27
       Total  certificate
         accounts               $320,383      57.80 %      5.32  %


At September 30, 1996 the Bank had jumbo certificate accounts in the amount of $100,000 or more maturing as follows:

                                            Amount
                                        (In thousands)
                    Within:
                    One Year                 $ 30,596
                    One to Three Years            200
                    Total                    $ 30,796



Borrowings

      The Bank obtains advances from the FHLB of New York which are secured by its capital stock in the FHLB of New York and certain of the Bank's first mortgages and participation certificates. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or an assessment of the Bank's creditworthiness. The FHLB of New York advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. In addition, the Bank maintains a $63.3 million line of credit with the FHLB of New York.

      The Bank entered into a reverse repurchase agreement with Merrill Lynch on September 30,1994, which matured on October 19,1994. The interest rate on the agreement was 5.15%. The securities underlying the agreement consisted of U.S. Treasury notes with a book value of $3.1 million. There have been no other reverse repurchase agreements during the three years ended September 30, 1996.
     The following table sets forth information with respect to borrowings:

                                          At September 30,
                                      1996       1995      1994
                                       (Dollars in thousands)

      Borrowings outstanding           $ 5,928    $ 23,105  $ 31,738
      Weighted average rate paid  on
        borrowings                        7.08%      6.76%     5.75%


                                         Year Ended September 30,
                                         1996       1995      1994
                                           (Dollars in Thousands)
      Maximum  amount of  borrowings
        outstanding at any month end:  $ 50,429    $ 27,730   $ 31,738


      Approximate average borrowings
        outstanding                    $ 18,079     $ 18,028   $  7,048
      Approximate weighted average
         rate paid                         6.02%      6.16%     5.12%


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


Regulation and Supervision

General

      The Bank is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC primarily through the Savings Association Insurance Fund ("SAIF")($67.3 million of deposits at September 30, 1996, were insured through the Bank Insurance Fund (the "BIF"), the deposit insurance fund that insures most commercial bank deposits). The Bank is subject to extensive regulation by the OTS and the FDIC, as the deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to assess the Bank's financial condition and test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is included primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. The Holding Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.


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

      Among other things, FDICIA requires the federal banking agencies to take prompt corrective action if a depository institution fails to satisfy certain minimum capital requirements. The prompt corrective action regulations define five specific capital categories. The capital categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter be undercapitalized. Institutions categorized as "undercapitalized" are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, and subject to growth limitations, among other restrictions. More severe restrictions may be imposed on a "significantly undercapitalized" institution, including requirements to raise additional capital, sell assets, or sell the entire institution. Critically undercapitalized institutions are generally placed in receivership or conservatorship. For an institution to be classified as "well capitalized," it must have a core ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. To be considered "adequately capitalized," an institution must generally have a core ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. The Bank is considered "adequately capitalized" under the above definitions and as such, FDIC approval is required for the Bank to accept or renew brokered deposits.

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

     Section 112 of FDICIA also imposes numerous reporting requirements and internal control procedures upon institutions with assets greater than $500 million. First DeWitt was subject to the reporting requirements of Section 112 of FDICIA as of September 30, 1996.


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

       Loans to One Borrower. Under the HOLA, as amended, savings institutions are generally subject to the national bank limits on loans to one borrower. Savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. The Bank's limitation at September 30, 1996, is approximately $5.3 million. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The OTS can impose more stringent limits if deemed necessary to protect safety and soundness.

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

      The FDICIA liberalized the QTL test by reducing the qualified thrift investment percentage that must be maintained from 70% to 65%, increasing the amount of liquid assets excludable from portfolio assets, and expanding the definition of qualified thrift investments. As of September 30, 1996, the Bank met the QTL test.

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

      Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operation of the OTS. The general assessment is paid on a semi-annual basis, is computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank's OTS assessment for the year ended September 30, 1996 was $139,000.

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

      At September 30, 1996, the Bank met each of its capital requirements. The Bank's tangible and leverage ratios were both 5.24%. This exceeded applicable requirements by 3.74% or $22.8 million (tangible), and 3.24% or $13.7 million (leverage). The Bank's risk-based capital ratio was 9.40%, which exceeded applicable requirements by 1.40% or $5.5 million.

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

     The following table summarizes the Bank's current capital requirements at September 30, 1996:

                                 At September 30, 1996
               Capital              Actual              Excess
              Requirement  %       Capital     %       Capital     %

                                (Dollars in thousands)
Tangible       $  9,143   1.5 %    $ 31,954   5.2 %    $ 22,811   3.7 %
Leverage         18,285   3.0        31,954   5.2        13,669   2.2
Risk-based       31,419   8.0        36,921   9.4         5,502   1.4


      Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawals deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank for September, 1996 was 5.13%, which exceeds the applicable 5% liquidity requirement. Its short-term liquidity ratio for September, 1996, was 2.77%.

     Insurance of Deposits Accounts. The Bank paid $1.3 million in federal deposits insurance premiums to the FDIC for the year ended September 30, 1996. For the semiannual assessment period beginning January 1, 1993, a risk-based insurance system was implemented by the FDIC pursuant to the FDICIA. Under the rule implementing the risk-based system, the FDIC assigns an institution to one of three capital categories based on the institution's June 30, 1992, financial information, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which differing assessment rates are applied. Assessment rates range from .23% of deposits for an institution in the highest category (i.e., well-capitalized and "healthy") to .31% of deposits for an institution in the lowest category (i.e., undercapitalized and "substantial supervisory concern"). The Bank's SAIF assessment rate is .26% of deposits.

     The deposits of the Bank are insured by the FDIC primarily through the Savings Association Insurance Fund ("SAIF") ($67.3 million of deposits at September 30, 1996 were insured through the Bank Insurance Fund (the "BIF"), the deposit insurance fund that insures most commercial bank deposits). On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law. The Funds Act amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce disparity in the assessment rates for BIF and the SAIF.

      The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to re-capitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Bank, the special assessment on the deposits held on March 31, 1995, amounted to $1.3 million (before giving effect to any tax benefits).

      The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. In view of the re-capitalization of the SAIF, the FDIC proposed on October 8, 1996, a reduction in the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. The proposed assessment rates would range from 0% to 0.27% of deposits.

      In addition, the Funds Act expanded the assessment base for the payment on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to re-capitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF and SAIF insured institutions will be assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rates of assessment for the payments on the FICO bonds will be 0.0129% for BIF-assessable deposits and 0.0644% for SAIF-assessable deposits beginning January 1, 1997.

     Limitation on Capital Distributions. The OTS imposes limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions would require prior regulatory approval. As of September 30, 1996, the Bank was a Tier 1 Association. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted or eliminated. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Moreover, the FDICIA provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the distribution.

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


Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-NY stock at September 30, 1996 of $3.4 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the year ended September 30, 1996, dividends from the FHLB-NY to the Bank amounted to $241,000. Should dividends be reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced. Further there can be no assurance that the impact of the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-NY stock held by the Bank.



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

      The OTS is prohibited from approving any acquisitions that would result in a multiple savings and loan holding company controlling savings
institutions  in more than one state, subject to two exceptions:   (i)  the
approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Although the conditions imposed upon acquisitions in those states which have enacted such legislation vary, most such statutes are of the "regional reciprocity" type which require both that the acquiring holding company be located (as defined by the location of its subsidiary savings institutions) in a state within a defined geographic region and that the state in which the acquiring holding company is located have enacted reciprocal legislation allowing savings institutions in the target state to purchase savings institutions in the acquirer's home state on terms no more restrictive than those imposed by the target state on the acquirer. Some states authorize acquisition by out-of-state holding companies only in supervisory cases, and certain states do
not   authorize  interstate  acquisitions  under  any  circumstances.   OTS
regulations do, however, permit federal savings associations and banks to branch across state lines.

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


            State. The Bank is taxed under the New Jersey Savings Institution Tax Act. This Act exempts the Bank from all other taxes imposed by the State for State income tax purposes, and from all local taxation imposed by political subdivisions. The Savings Institutions Tax is an excise tax upon the privilege of doing business in the State of New Jersey at the rate of 3% per annum.

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

      The Bank's 14 branch network is the result of mergers in 1977, 1982 and 1994, as well as the purchase of two branches in 1985 and the opening of two new offices in 1987, one in 1993 and two in 1996.


Personnel

      At September 30, 1996, the Holding Company and subsidiaries had approximately 196 employees, including approximately 62 part-time employees. The Bank's employees are not represented by any collective
bargaining  group.  The  Bank  considers  its  employee  relations  to   be
excellent.


Item 3 - Legal Proceedings

      At September 30, 1996, and for the year ended on that date, the Company and the Bank were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business which are believed by management, with the advice of counsel, to be immaterial to the business, financial condition, and liquidity of the Company and Bank.


Item 4 - Submission of Matters to a Vote of Security Holders

     None.



                                 Part II

Item  5  -  Market  for  Registrants Common Equity and Related  Stockholder
Matters

      The information contained on page 45 of the 1996 Annual Report under the caption "Market Information for Common Stock" is incorporated herein by reference. Information regarding dividend restrictions contained on page 40 of the 1996 Annual Report under the caption "(16) Stockholder's Equity and Regulatory Matters" of the notes to the consolidated financial statements is also incorporated herein by reference.

Item 6 - Selected Financial Data

      The  information contained on page 4 of the 1996 Annual Report  under
the   caption   "Selected  Consolidated  Financial  and  Other   Data"   is
incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

      The  information contained on pages 5 through 15 of the  1996  Annual
Report  under  the  caption  "Management's  Discussion  and  Analysis"   is
incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

      The Financial Statements and the Report of Independent Auditors' Report appearing on pages 16 through 44 of the 1996 Annual Report are incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 Part III
Item 10 - Executive Officers of the Registrant

      The following table sets forth the executive officers name, age, and position held with First State and the Bank.
                           Age at
     Name            September 30, 1996      Position Held

Michael  J.  Quigley,  III      56      Chairman,  President  and  Chief
                                        Executive Officer
                                        First State Financial Services,Inc.
                                        Chairman,  President  and   Chief
                                        Executive Officer
                                        First DeWitt Bank.

Emil J. Butchko                 61      Vice President, Treasurer and Chief
                                        Financial Officer,
                                        First State Financial Services,Inc.
                                        Sr. Vice President, Treasurer  and
                                        Chief Financial Officer,
                                        First DeWitt Bank.

John   A.  Rogers               54      Vice  President,  First  State
                                        Financial Services, Inc.
                                        Sr.  Vice President, First  DeWitt
                                        Bank.

Robert H. Blum                  48      Vice President, First DeWitt Bank.

Joseph J Burghardt              61      Vice President, First Dewitt Bank.

Alan M. Chadrjian               40      Vice President, First DeWitt Bank.

John  M.  Fields,  Jr.          33      Vice President  and  Principal
                                        Accounting Officer,
                                        First  State  Financial  Services,Inc.
                                        Vice  President  and  Controller,
                                        First DeWitt Bank.

John   H.  Isemann              54      Vice  President,  First  State
                                        Financial Services, Inc.
                                        Vice President, First DeWitt Bank.

Richard O Lindsey               56      Vice President, First Dewitt Bank.

Marie  G.  Martino              55      Secretary, First State  Financial
                                        Services, Inc.
                                        Vice President and Secretary, First
                                        DeWitt Bank.

Henrik Tvedt, Jr.               35      Vice President, First DeWitt Bank.




                                  Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K Financial Statements

      The following financial statements are included in the Bank's Annual Report to Shareholders for the year ended September 30, 1996

      -  Consolidated Balance Sheets at September 30, 1996 and 1995

      - Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1996

      - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended September 30, 1996

      - Consolidated Statements of Cash Flows for each of the years in the three year period ended September 30, 1996

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

10.3 First State Financial Services, Inc. 1993 Stock Option Plan for Outside Directors(3)

10.4 First State Financial Services, Inc. 1993 Long Term Incentive Stock Benefit Plan(3)

10.5 Employment Agreements between the Bank and the Holding company and Mr. Quigley(1)

10.5 Special Termination Agreements between the Bank and the Holding Company and Messrs. Butchko, Isemann, and Rogers(1)

10.6 Special Termination Agreements between the Bank and the Holding Company and Messrs. Fields and Lindsey

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


                   FIRST STATE FINANCIAL SERVICES, INC.
                     1120 Bloomfield Avenue, CN 2449
                   West Caldwell, New Jersey 07007-2449


                                Form 10-K
                            September 30, 1996


Exhibit 10.6 Special Termination Agreements between the Bank and the Holding Company and Messrs. Fields and Lindsey


                  SPECIAL TERMINATION AGREEMENT



      This AGREEMENT is made effective as of September 20, 1995, by and between First State Financial Services, Inc. (the "Company"), a corporation organized under the laws of the State of Delaware, with its office at 1120 Bloomfield Avenue, West Caldwell, New Jersey, and John M. Fields, Jr. ("Executive"). The term "Bank" refers to First DeWitt Bank, the wholly-owned subsidiary of the Company.

     WHEREAS, the Company recognizes the substantial contribution Executive has made to the Company and the Bank and wishes to provide him with further incentive by protecting his position therewith for the period and under the circumstances provided in this Agreement; and

      WHEREAS, Executive has been elected to, and has agreed to serve in the position of Vice President and Controller of the Bank, a position of substantial responsibility;

      NOW, THEREFORE, in consideration of the contribution and responsibilities of Executive, and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:


1.   TERM OF AGREEMENT.

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Agreement shall renew for an additional year such that the remaining term shall be three (3) years unless written notice is provided to
Executive at least ten (10) days and not more than twenty (20) days prior to any such anniversary date, in which event this Agreement shall cease at the end of thirty-six (36) months following such anniversary date. Prior to the written notice period for nonrenewal, the Board of Directors of the Holding Company ("Board") will conduct an evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.


2.   PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL.

      (a) Upon the occurrence of a Change in Control of the Company (as herein defined) followed at any time during the term of this Agreement by the voluntary or involuntary termination of Executive's employment by the Bank or the Company, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. Upon the occurrence of a Change in Control, Executive shall have the right to elect to voluntarily terminate his employment at any time during the term of this Agreement following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits, or relocation of his principal place of employment by more than 30 miles from its location immediately prior to the Change in Control.

      (b) A "Change in Control" of the Bank or the Company shall mean a change in control of a nature that: (i) would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners' Loan Act of 1933 and the Rules and Regulations promulgated by the Office of Thrift Supervision (or its predecessor agency), as in effect on the date hereof (provided that in applying the definition of change in control as set forth under the rules and regulations of the OTS, the Board shall substitute its judgment for that of the OTS); or
(iii) without limitation, such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities, or makes an offer to purchase securities, of the Company representing 20% or more of the combined voting power of the Company's outstanding securities, except for any securities purchased by an employee stock ownership plan established by the Company or the Bank and approved by the Incumbent Board (as defined below); or (b) individuals who constitute the Board of Directors of the Company on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent
Board, or whose nomination for election by the Company's stockholders was approved by the Company's Nominating Committee, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation or sale of all or substantially all the assets of the Bank or Company or similar transaction occurs in which the Bank or the Company is not the resulting entity; or (d) a proxy statement shall be distributed soliciting proxies from stockholders of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or Bank with one or more corporations as a result of which the outstanding shares of the class of securities then subject to such plan or transaction are exchanged for or converted into cash or property or securities not issued by the Bank or the Company shall be distributed; or
(e) a tender offer is made for 20% or more of the voting securities of the Bank or Company then outstanding.

       (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination of Cause. The term "Termination for Cause" shall mean termination upon intentional failure to perform stated duties, personal dishonesty which results in loss to the Company or one of its affiliates, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order which results in substantial loss to the Company or one of its affiliates, or any material breach of this Agreement. For purposes of the Section, no act, or the failure to act, on Executive's part shall be "willful" or "intentional" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Company or its affiliates.

     Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Any stock options or limited rights granted to the Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Bank, the Company or any subsidiary thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 4 hereof and shall not be exercisable by Executive at any time subsequent to such Termination for Cause, unless it is determined in arbitration pursuant to Section 4 hereof that Cause for the termination of Executive did not exist.


3.   TERMINATION BENEFITS.

     (a) Upon the occurrence of a Change in Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Company shall be obligated to pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case my be, as severance pay or liquidated damages, or both, a sum equal to three (3) times the average of the Executive's three preceding years' annual base salary from the Bank and the Company, which base salary shall exclude bonuses, but which shall include any salary deferred by the Executive (under a 401(k) or similar plan) for such years. At the election of the Executive, which election is to be made within thirty (30) days of the date of this Agreement, and during the month of January in each year, and which election is irrevocable for the calendar year in which it is made, such payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment to the Executive will be made on a monthly basis during the remaining term of this Agreement.

      (b) Upon the occurrence of a Change in Control of the Bank or the Company followed at any time during the term of this Agreement by the Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Company shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for the Executive prior to his severance. Such coverage and payments shall cease upon expiration of thirty-six (36) months after termination of employment.

      (c)   Notwithstanding  the  preceding  paragraphs  of  this
Section 3, in the event that:

          (i) the aggregate payments or benefits to be made or afforded to Executive under said paragraph (the "Termination Benefits") would be deemed to include an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986 (the "Code") or any successor thereto, and

          (ii) if such Termination Benefits were reduced to an amount (the "Non-Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's "base amount," as determined in accordance with said Section 280G, and the Non-Triggering Amount would be greater than the aggregate value of the Termination Benefits (without such reduction) minus the amount of tax required to be paid by Executive thereon by Section 4999 of the Code, then the Termination Benefits shall be reduced to the Non-Triggering Amount. The allocation of the reduction required by the preceding paragraphs of this Section 3 shall be determined by the Executive.


4.        NOTICE OF TERMINATION

      Any purported termination by the Company, or by the Executive, shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given). If within thirty (30) days after any Notice of Termination for Cause is given, the Executive notifies the Company that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by written agreement of the parties, by a binding arbitration award, and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Company will continue to pay the Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, annual base salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with the Agreement. Amounts and benefits paid under this Section pending resolution of the dispute in arbitration shall be offset against any amounts and benefits that are determined to be due Executive under this Agreement as a result of the termination of his employment.


5.   SOURCE OF PAYMENTS.

      It is intended by the parties hereto that all payments provided in this Agreement shall be paid in cash or check from the general funds of the Company.


6.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Company and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.


7.   NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b)  This Agreement shall be binding upon, and inure to the
benefit   of,   Executive,  the  Company  and  their   respective
successors and assigns.


8.   MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.


9.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.


10.  HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.


11.  GOVERNING LAW.

     The validity, interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of Delaware, unless otherwise specified herein.


12.  ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from West Caldwell, New Jersey, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.


13.  PAYMENT OF LEGAL FEES.

      All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Company if Executive is successful pursuant to arbitration or settlement.


14.  INDEMNIFICATION.

      The Company shall provide the Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, and shall indemnify the Executive (and his heirs, executors and administrators) to the fullest extent permitted under Delaware law and as provided in the Company's certificate of incorporation against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys' fees and the cost of reasonable settlements.


15.  SIGNATURES.

     IN WITNESS WHEREOF, First State Financial Services, Inc. has caused this Agreement to be executed by its duly authorized officer, and Executive has signed this Agreement, on the 20th day of September, 1995.


ATTEST:                        FIRST  STATE  FINANCIAL  SERVICES,INC.
/s/Emil J. Butchko
---------------------------
                               BY: /s/Michael J. Quigley, III
                               --------------------------------------



WITNESS:
/s/Emil J. Butchko              /s/John M. Fields, Jr.
----------------------------   --------------------------------------
                                Executive


Seal


                  SPECIAL TERMINATION AGREEMENT



      This AGREEMENT is made effective as of 2nd day of June, 1995, by and between FIRST DEWITT BANK, a federally chartered stock savings bank (the "Bank"), and RICHARD O. LINDSEY ("Executive"). Any reference to "Company" herein shall mean FIRST STATE FINANCIAL SERVICES, INC. or any successor thereto.

      WHEREAS,  the Bank recognizes the substantial  contribution
Executive has made to the Bank and wishes to protect his position therewith for the period provided in this Agreement; and

      WHEREAS, Executive has been elected to, and has agreed to serve in the position of Vice President and Controller of the Bank, a position of substantial responsibility;

      NOW, THEREFORE, in consideration of the contribution of Executive, and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:


1.   TERM OF AGREEMENT

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the Bank ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting. If Executive is also a director then he shall abstain from any and all voting with respect to the extension of the term of such Executive's Agreement.

2.   PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL

      (a) Upon the occurrence of a Change in Control of the Company (as herein defined) of the Bank or the Company followed at any time during the term of this Agreement by the voluntary (as provided in the next sentence) or involuntary termination of Executive's employment, other than for Cause, as defined in
Section 2(c) hereof, the provisions of Section 3 shall apply. Upon the occurrence of a Change in Control, Executive shall have the right to elect to voluntarily terminate his employment at any time during the term of this Agreement following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits, or relocation of his principal place of employment by more than 30 miles from its location immediately prior to the Change in Control.

      (b) A "Change in Control" of the Bank or the Company shall mean an event of a nature that: (i) would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners' Loan Act of 1933 and the Rules and Regulations promulgated by the Office of Thrift Supervision (or its predecessor agency), as in effect on the date hereof ;or (iii) without limitation, such a Change in Control shall be deemed to have occurred at such time as (a) any "Person" (as the term is used in Section 13(d) and 14(d) of the Exchange
Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Bank or the Company representing 25% or more of the Bank's
or   the   Company's  outstanding  securities,  except  for   any
securities of the Bank purchased by the Company in connection with the conversion of the Bank to the stock form and any securities purchased by the Bank's employee stock ownership plan and trust; or (b) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least two-thirds of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or Company or similar transaction in which the Bank or the Company is not the resulting entity occurs and which the Incumbent Board does not approve of or consent to; or (d) a proxy statement soliciting proxies from stockholders of the
Company,  by  someone other than the current  management  of  the
Company,   seeking   stockholder   approval   of   a   plan    of
reorganization, merger or consolidation of the Company or Bank or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to such plan or transaction are exchanged for or converted into cash or property or securities not issued by the Bank or the Company shall be distributed and proxies approving such plan or reorganization, merger or consolidation of the Company or Bank are received and voted; or (e) a tender offer is made for 25% or more of the outstanding securities of the Bank or Company and shareholders owning beneficially or of record 25% or more of the outstanding securities of the Bank or Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror.

       (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination of Cause. The term "Termination for Cause" shall mean termination because of the Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination of Cause.

3.   TERMINATION

     (a) Upon the occurrence of a Change in Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank shall be obligated to pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case my be, as severance pay, a sum equal to the average of the five preceding years' annual base salary, including bonuses and any other cash compensation paid or accrued by the Bank for the benefit of the Executive during such years, and the amount of any benefits received pursuant to any employee benefit plans on behalf of the Executive maintained by the Bank during such years, excluding benefits continued pursuant to (b) below. In the event the Executive was not employed by the Bank for five years at the time of the Change in Control, the sum shall equal the annualized average of the portion of such period during which the Executive performed services for the Bank. In the event of a short taxable year or period of less than a full year, the compensation paid or accrued for the Executive during such period shall be annualized before applying the above formula. At the election of the Executive, or his estate, as the case may be, which election is to be made on an annual basis during the month of January of each year (and which election is irrevocable for such year; and provided that the first election may be made within thirty days of the execution of this Agreement), such payment may be made in a lump sum or paid in equal monthly installments during the twelve (12) months following the Executive's termination. In the event that no election is made, payment to the Executive will be made on a monthly basis during the remaining term of this Agreement.

      (b) Upon the occurrence of a Change in Control of the Bank or the Company followed at any time during the term of this Agreement by the Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for the Executive prior to his severance. Such coverage and payments shall cease upon expiration of twelve (12) months.

      (c) Upon the occurrence of a Change in Control, the Executive will have such rights as specified in any option plan or restricted stock plan or any other employee benefit plan in which the Executive was a participant, with respect to options, restricted stock and/or any other rights, as may have been granted to the Executive under such plans.

4.        NOTICE OF TERMINATION

      (a) Any purported termination by the Bank or by the Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

      (b) "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be immediate). Except as to termination for Cause, or otherwise as set forth in paragraph (c), in no event shall the Date of Termination be less than 30 days from the date Notice of Termination was given.

      (c)   If,  within  thirty (30) days  after  any  Notice  of
Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the voluntary termination by the Executive in which case the date of termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the earlier of 120 days from the date of the Notice of Termination or the date upon which the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section pending resolution in arbitration shall offset against and reduce any amounts determined to be due Executive under this Agreement. Notwithstanding the foregoing, no compensation or benefits shall be paid to the Executive in the event the Executive is Terminated for Cause. In the event that such Termination for Cause is found to have been wrongful or such dispute is otherwise decided in the Executive's favor, the Executive shall be entitled to receive all compensation and benefits which accrued for up to a period of nine months after the Termination for Cause.

5.   SOURCE OF PAYMENTS

      It is intended by the parties hereto that all payments provided in this Agreement shall be paid in cash or check from the general funds of the Bank.

6.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

7.   NO ATTACHMENT

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank and their respective successors and assigns.

8.   MODIFICATION AND WAIVER

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

9.   MISCELLANEOUS PROVISIONS

      (a) The Bank's Board of Directors may terminate the Executive's employment at any time. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) hereinabove.

      (b) If the Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) (12 USC 1818(e)(3)) or 8(g) (12 USC 1818(g)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Bank's obligations under this contract shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the Executive all or part of the compensation withheld while their contract obligations were suspended and (ii) reinstate (in whole or in part) any of the obligations which were suspended.

       (c) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e) (12 USC 1818(e)) or 8 (g) (12 USC 1818(g)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, all obligations of the Bank under this contract shall terminate as of the effective date of the order, buy vested rights of the contracting parties shall not be affected.

      (d) If the Bank is in default as defined in Section 3(x) (12 USC 1813 (x)(1)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, all obligations of the Bank under this contract shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

      (e) All obligations of the Bank under this contract shall be terminated, except to the extent determined that continuation of the contract is necessary for the continued operation of the Bank, (i) by the Director, at the time the Resolution Trust Corporation or Federal Deposit Insurance Corporation ("FDIC") enters into an agreement to provide assistance to or on behalf of the Bank; or (ii) by the Office of Thrift Supervision ("OTS") at the time the OTS or its District Director approves a supervisory merger to resolve problems related to the operations of the Bank or when the Bank is determined by the OTS or FDIC to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 USC Section 1828(k) and any regulations promulgated thereunder.

10.  SEVERABILITY

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

11.  HEADINGS FOR REFERENCE ONLY

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

12.  GOVERNING LAW

     The validity, interpretation, performance and enforcement of this Agreement shall be governed in accordance with New Jersey law, except to the extent superseded by Federal law, as now or hereafter in effect.

13.  ARBITRATION

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that subject to Sections 2(c) and 4(c) hereof, Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

14.  PAYMENT OF LEGAL FEES

      All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank if Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement.

15.  INDEMNIFICATION

      The Bank shall provide the Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, and shall indemnify the Executive (and his heirs, executors and administrators) to the fullest extent permitted under federal law and as provided in the Bank's Charter and Bylaws against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Bank (whether or not he continues to be a director or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys' fees and the cost of reasonable settlements. No indemnification shall be paid that would violate 12 US 1828(k) or any regulations promulgated thereunder, or 121 C.F.R. 545.121.

16.  SUCCESSOR TO THE BANK

      This Agreement shall be binding on the Bank and any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank, in the same manner and to the same extent that the Bank would be required to perform if no such succession or assignment had taken place.

17.  SIGNATURES

     IN WITNESS WHEREOF, the Bank has caused this Agreement to be executed by its duly authorized officer, and Executive has signed this Agreement, on the date first above written.


ATTEST:                       FIRST DEWITT BANK
/s/Emil J. Butchko
------------------------    By:/s/Michael J. Quigley, III
                            -----------------------------------
                                 Michael  J.  Quigley,  III,
                                  President and Chief
                                  Executive Officer



WITNESS:
/s/Emil J. Butchko
--------------------------

                            By:/s/Richard O. Lindsey
                            -----------------------------------
                                 Richard O. Lindsey


Seal



                   FIRST STATE FINANCIAL SERVICES, INC.
                     1120 Bloomfield Avenue, CN 2449
                   West Caldwell, New Jersey 07007-2449


                                Form 10-K
                            September 30, 1996


Exhibit 11.  Statement re:  Computation of Per Share Earnings


                          Year ended     Year ended     Year ended
                           September      September      September
                            30,1996        30,1995        30,1994
                          (In thousands, except per share amounts)

Net income (loss)            ($5,649)         $3,998         $3,501

Average primary common
   shares outstanding          4,043          3,963          3,847

Primary earnings per
   share                      ($1.40)          $1.01          $0.91

Average fully diluted
common shares outstanding(1)   4,050          3,995          3,885

Fully diluted earnings        ($1.39)          $1.00          $0.90
per share

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

                                Form 10-K
                            September 30, 1996

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

                                Form 10-K
                            September 30, 1996

Exhibit 23. Accountant's consent to incorporation by reference of Audit report in Registration statements on form S-8



                       INDEPENDENT AUDITOR'S CONSENT

The Board of Directors
First State Financial Services, Inc.:


We consent to the incorporation by reference in the registration statement (No. 33-90434) relating to the First State Financial Services, Inc. 1993 Long-Term Incentive Stock Benefit Plan and the First State Financial Services, Inc. 1993 Stock Option Plan for Outside Directors on Form S-8 of First State Financial Services, Inc. and subsidiary of our report dated November 26,1996, relating to the consolidated balance sheets of First State Financial Services, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996, which report appears in the September 30, 1996 annual report on Form 10-K.



/s/ KPMG Peat Marwick LLP
Short Hills, New Jersey
December 19, 1996







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.


/s/Michael  J.  Quigley,  III Chairman of the Board of Directors,
----------------------------- President  and  Chief  Executive
Michael  J.  Quigley,  III    Officer


/s/Emil J. Butchko            Vice President and Chief Financial
----------------------------- Officer
Emil J. Butchko


/s/ John M. Fields, Jr        Vice President and Principal
----------------------------- Accounting Officer
John M. Fields, Jr.


/s/Henry F. Albinson          Director       /s/Frank H. Bridge     Director
-----------------------------                ----------------------
Henry F. Albinson                            Frank H. Bridge

/s/June D. Castano            Director       /s/Patrick N. Ciccone  Director
-----------------------------                ----------------------
June D. Castano                              Patrick N. Ciccone

/s/Theodore F. Cox            Director       /s/Walter J. Davis     Director
-----------------------------                ----------------------
Theodore F. Cox                              Walter J. Davis

/s/Marie G. Martino           Director       /s/Ralph M. Riefolo    Director
-----------------------------                ----------------------
Marie G. Martino                             Ralph M. Riefolo


Dated December 26, 1996